Form 10-Q
period 1996-04-30
SEAGRAM CO LTD
filed 1996-06-14
CIK 88188

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-2275


                           THE SEAGRAM COMPANY LTD.
            (Exact name of registrant as specified in its charter)


                   Canada                              None
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


             1430 Peel Street, Montreal, Quebec, Canada    H3A 1S9
           (Address of principal executive offices)       (Zip Code)


                                 514-849-5271
             (Registrant's telephone number, including area code)


                                   No Change
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No  ___

As of May 31, 1996, there were 373,561,035 common shares without nominal or par value issued and outstanding.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                     INDEX



                                                                      Page No.
                                                                      ---------

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statement of Income and
                 Retained Earnings -
                 Quarter Ended
                 April 30, 1996 and 1995                                     1

               Consolidated Balance Sheet -
                 April 30 and January 31, 1996                               2

               Consolidated Statement of Cash Flows -
                 Quarter Ended April 30, 1996 and 1995                       3

               Notes to Consolidated Financial Statements                  4-6

     Item 2.   Management's Discussion and Analysis of   Financial
               Condition and Results of   Operations                      7-10


PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                            11

     Item 4.   Submission of Matters to a Vote of   Security
               Holders                                                   11-12

     Item 5.   Other Information                                            13

     Item 6.   Exhibits and Reports on Form 8-K                             14

     Signatures                                                             15

     Exhibit Index                                                          16

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

         (United States dollars in millions, except per share amounts)

                                                              QUARTER
                                                          ENDED APRIL 30,
                                                        ------------------
                                                           1996     1995
                                                           ----     ----
Revenues                                                  $2,520   $1,282
Cost of revenues                                           1,619      739
Selling, general and administrative expenses                 761      393
                                                         -------   ------

OPERATING INCOME                                             140      150
Interest, net and other                                       66       69
                                                         -------   ------
                                                              74       81
Provision for income taxes                                    50       22
Minority interest                                              1        -
                                                         -------   ------

INCOME BEFORE DISCONTINUED DUPONT ACTIVITIES                  23       59
                                                         -------   ------

Discontinued DuPont Activities:
  Dividends, after tax                                         -       68
  Gain on redemption of 156 million shares, after tax          -    3,164
                                                         -------   ------
                                                               -    3,232
                                                         -------   ------

NET INCOME                                                    23    3,291

Retained earnings at beginning of period                   8,480    5,315

Dividends paid                                               (56)     (56)

Shares purchased and retired                                 (44)       -
                                                         -------   ------

Retained earnings at end of period                       $ 8,403   $8,550
                                                         =======   ======

Earnings per share:
  Income before discontinued DuPont
    activities                                            $  .06   $  .16
  Discontinued DuPont activities                               -     8.67
                                                          ------   ------
  Net income                                              $  .06   $ 8.83
                                                          ======   ======

  Dividends paid                                          $  .15   $  .15
                                                          ======   ======

Average shares outstanding (thousands)                   374,125  372,709
                                                         =======  =======

Excise taxes included in revenues and
  cost of revenues                                        $  142   $  136
                                                         =======   ======

The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                      (United States dollars in millions)

                                                                APRIL 30,    JANUARY 31,
                                                                  1996          1996
                                                               ----------   -------------
ASSETS

Current Assets
  Cash and short-term investments at cost,
    which approximates market                                   $   256       $   254
  Receivables, net                                                1,672         2,276
  Inventories                                                     3,052         2,914
  Film costs, net of amortization                                   474           510
  Deferred income taxes                                             355           361
  Prepaid expenses and other current assets                         344           325
                                                               --------       -------
    TOTAL CURRENT ASSETS                                          6,153         6,640
                                                               --------       -------

Common stock and warrants of DuPont                               1,100         1,071
Common stock of Time Warner                                       2,320         2,356
Film costs, net of amortization                                     819           790
Artists' contracts, advances and other entertainment assets         706           712
Deferred charges and other assets                                   759           746
Property, plant and equipment, net                                2,831         2,806
Investment in unconsolidated companies                            2,029         1,936
Excess of cost over fair value of assets acquired                 4,522         4,298
                                                               --------       -------

                                                                $21,239       $21,355
                                                               ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings and indebtedness
    payable within one year                                     $ 1,405       $   936
  Accrued royalties and participations                              604           642
  Payables and accrued liabilities                                1,704         2,164
  Income and other taxes                                            138           112
                                                               --------       -------
    TOTAL CURRENT LIABILITIES                                     3,851         3,854
                                                               --------       -------

Long-term indebtedness                                            2,898         2,889
Accrued royalties and participations                                429           404
Deferred income taxes                                               675           696
Deferred income taxes - DuPont share redemption                   1,489         1,489
Other credits                                                       790           851
Minority interest                                                 1,845         1,844
Shareholders' Equity
  Shares without par value (373,318,758 and
    374,461,601 shares, respectively)                               716           709
  Cumulative currency translation adjustments                      (260)         (268)
  Cumulative gain on equity securities, net of tax                  403           407
  Retained earnings                                               8,403         8,480
                                                               --------       -------
    TOTAL SHAREHOLDERS' EQUITY                                    9,262         9,328
                                                               --------       -------

                                                                $21,239       $21,355
                                                               ========       =======

  The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      (United States dollars in millions)

                                                                           QUARTER
                                                                       ENDED APRIL 30,
                                                                      -----------------
                                                                        1996     1995
                                                                       ------   ------
OPERATING ACTIVITIES
Income before discontinued DuPont activities                             $23     $ 59
                                                                         ---     ----
Adjustments to reconcile income before discontinued
    DuPont activities to net cash provided
  Amortization of film costs                                             274        -
  Depreciation and amortization of assets                                 79       36
  Amortization of excess of cost over fair value of
    assets acquired                                                       41       12
  Sundry                                                                  (2)      (2)
  Changes in assets and liabilities
    Receivables                                                          597      330
    Inventories                                                         (170)    (146)
    Prepaid expenses and other current assets                            (20)       5
    Artists' contracts, advances and other entertainment assets            7        -
    Payables and accrued liabilities                                    (535)    (476)
    Accrued royalties and participations                                 (12)       -
    Income and other taxes                                                26      (65)
    Deferred income taxes                                                (10)      (6)
    Other credits                                                          7        2
                                                                        ----   ------
                                                                         282     (310)
                                                                        ----   ------

Net cash provided by (used for) continuing operations                    305     (251)
                                                                        ----   ------

INVESTING ACTIVITIES
Film production                                                         (272)       -
Acquisition of 50% of Interscope Records                                (200)       -
Investments in/advances to unconsolidated companies                      (91)       -
Capital expenditures                                                    (101)     (48)
Discontinued DuPont activities:
  Dividends                                                                -       68
  Proceeds from redemption of 156 million shares                           -    8,336
Sundry                                                                   (44)       2
                                                                        ----   ------

Net cash (used for) provided by investing activities                    (708)   8,358
                                                                        ----   ------

FINANCING ACTIVITIES
Dividends paid                                                           (56)     (56)
Issuance of shares upon exercise of stock options
  and conversion of LYONs                                                  9        9
Shares purchased and retired                                             (47)       -
Increase in long-term indebtedness                                        59        5
Decrease in long-term indebtedness                                       (47)    (250)
Increase (decrease)in short-term borrowings and
  indebtedness payable within one year                                   487     (697)
                                                                        ----   ------

Net cash provided by (used for) financing activities                     405     (989)
                                                                        ----   ------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                         $  2   $7,118
                                                                        ====   ======

  The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1996. In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.   Change in Fiscal Year-end

The Company will change to a fiscal year ending June 30, effective June 30, 1996 and begin its first full fiscal year on the new basis on July 1, 1996.


3.   Acquisition of 80% Interest in MCA Holding I Corp. ("MCA Holding")

On June 5, 1995, the Company purchased an 80 percent interest in MCA Holding, the indirect parent of MCA INC. ("MCA"), from Matsushita Electric Industrial Co., Ltd. ("Matsushita") for $5.7 billion. Matsushita retains a 20 percent interest in MCA Holding.

The acquisition has been accounted for under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in goodwill of approximately $2.7 billion which is being amortized over 40 years.


4.   DuPont Share Redemption and Remaining DuPont Investment

On April 6, 1995, E.I. du Pont de Nemours and Company ("DuPont") redeemed 156 million shares of its common stock owned by the Company for $8.336 billion plus the warrants described below which the Company valued as of the date of the transaction at approximately $440 million based on a valuation methodology applicable to the warrants which incorporates the principles of the Black-Scholes model and which was utilized by the respective financial advisors to DuPont and the Company. The Company received proceeds from the transaction of $8.3 billion before taxes of $0.5 billion and recorded an after-tax gain on the transaction of $3.2 billion. The $3.2 billion gain on the transaction is net of a $2 billion tax provision of which $1.5 billion is deferred. The Company has retained 8.2 million shares of DuPont common stock, which had a market value of $660 million as of April 30, 1996.

The warrants issued in the transaction allow the Company to purchase 48 million shares of DuPont common stock for a sixty day period ending on October 6, 1997 at a price of $89.33 per share; 54 million shares of DuPont common stock for a sixty day period ending on October 6, 1998 at a price of $101.14 per share; and 54 million shares of DuPont common stock for a sixty day period ending on October 6, 1999 at a price of $113.63 per share, subject to acceleration under certain circumstances. The warrants are subject to various other conditions.

5. Acquisition of the Juice Beverage Business of the Dole Food Company, Inc. ("Dole")

On May 19, 1995, the Company acquired the worldwide juice and juice beverage business of Dole for $276 million. The transaction excluded Dole's canned
pineapple juice business.    The acquisition has been accounted for under the
purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in $128 million of unallocated excess cost over fair value of assets acquired which is being amortized over 40 years.


6.   Investment in Time Warner Inc. ("Time Warner")

At April 30, 1996, the Company owned 56.8 million shares or approximately
14.5 percent of the outstanding common stock of Time Warner. The Company accounts for the investment at market value. The total cost of the investment was $2.17 billion.

7.   Balance Sheet Data

                                                                        1996
                                                             -------------------------
                                                             APRIL 30,     JANUARY 31,
                                                             ---------     -----------
                                                                     (millions)
Inventories

Beverages                                                       $2,683        $2,600
Materials, supplies and other                                      369           314
                                                                ------        ------
                                                                $3,052        $2,914
                                                                ======        ======


Property, Plant and Equipment, net

Property, plant and equipment, at cost                          $3,932        $3,862
Accumulated depreciation                                        (1,101)       (1,056)
                                                                ------        ------
                                                                $2,831        $2,806
                                                                ======        ======


8.   Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (683,793 shares at April 30, 1996). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 9 3/4% Notes due June 15, 2000, 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15,2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021. JES has notified holders of its intention to redeem the 9 3/4% Notes due June 15, 2000. The Notes will be redeemed on June 14, 1996.

Summarized financial information for JES and its subsidiaries follows:

                                                    QUARTER
                                                ENDED APRIL 30,
                                                ---------------
                                                1996      1995
                                                ----      ----
                                                   (millions)

    Revenues                                   $758      $  933
    Cost of revenues                            601         649
    Income before discontinued DuPont
      activities                                 12          61
    Net income                                   12       3,293

                                                      1996
                                             ----------------------
                                             APRIL 30,     JAN. 31,
                                             ---------     --------
                                                   (millions)

    Current assets                            $ 1,013       $ 1,412
    Noncurrent assets                          11,748        11,442
                                              -------       -------
                                              $12,761       $12,854
                                              =======       =======


    Current liabilities                       $   591       $   720
    Noncurrent liabilities                      3,362         3,357
    Shareholder's equity                        8,808         8,777
                                              -------       -------
                                              $12,761       $12,854
                                              =======       =======



9.   Earnings Per Share and Common Shares

At April 30, 1996, 27,025,618 common shares were potentially issuable upon the conversion of the LYONs described in Note 8 and the exercise of employee stock options. The dilutive effect on the Company's earnings per share from these shares is less than 3 percent.

In the three months ended April 30, 1996, the Company retired 1,448,700 common shares which were purchased on the open market and issued 305,857 shares upon the exercise of employee stock options and the conversion of LYONs.


10.  Subsequent Event

A subsidiary of the Company has reached a settlement with the U.S. government regarding the recognition of a capital loss on its 1981 exchange of shares of Conoco Inc. for common stock of DuPont. The settlement is expected to reduce the Company's tax provision for the fiscal period ending June 30, 1996 by approximately $60 million which will be reflected in its income for such period.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company operates two core, global businesses: beverages and entertainment. The Company's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers and mixers. The Company's entertainment unit, MCA, produces and distributes motion picture, television and home video products; produces and distributes recorded music; operates theme parks and retail stores; and publishes books.

The discussion of business unit performance includes attributed earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Company's operations which reflects the proportionate share of the EBITDA of the Company's equity companies. The adjustment for equity companies eliminates the Company's proportionate share of the EBITDA in order to reflect equity income as calculated for generally accepted accounting principles. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance. However, EBITDA should be considered in addition to, not as a substitute for operating income, net income, cash flows and other measures of financial performance in accordance with generally accepted accounting principles.

                                            QUARTER ENDED APRIL 30,
                                            -----------------------
                                                 1996    1995
                                                 ----    ----
                                                  (millions)
Reported Revenues                              $2,520   $1,282
                                               ------   ------

Beverages - EBITDA
   Spirits and Wine                              $148     $162
   Fruit Juices, Coolers and Mixers                48       41
                                                 ----     ----
      Total Beverages EBITDA                      196      203
Adjustment for Equity Companies                    (1)      (1)
Depreciation and Amortization                     (53)     (48)
                                                 ----     ----

Beverages - Operating Income                      142      154

Entertainment - EBITDA
   Filmed Entertainment                           109        -
   Music Entertainment                            (13)       -
   Recreation                                      13        -
   Publishing and Other                            (1)       -
                                                 ----     ----
       Total Entertainment EBITDA                 108        -

Adjustment for Equity Companies                   (22)       -
Depreciation and Amortization                     (67)       -
                                                 ----     ----

Entertainment - Operating Income                   19        -

Corporate Expenses                                (21)     ( 4)
                                                 ----     ----

TOTAL OPERATING INCOME                           $140     $150
                                                 ====     ====

Reported revenues and operating income were $2.5 billion and $140 million, respectively, for the quarter ended April 30, 1996 compared to $1.3 billion and $150 million in the prior year period. Revenues are up significantly from the prior year due to the timing of the MCA and Dole juice beverage acquisitions, both of which were concluded after the end of the first quarter last year. Operating income declined to $140 million reflecting lower results from the Spirits and Wine operations, higher corporate expenses related to reengineering initiatives and an increase in depreciation and amortization expense associated with the MCA and Dole juice beverage acquisitions. These factors, when combined, more than offset the increase in operating earnings associated with the MCA and Dole juice beverage acquisitions.

Attributed revenues and EBITDA for the first quarter were $2.8 billion and $304 million, respectively, both up significantly from the prior year period which had attributed revenues of $1.3 billion and EBITDA of $203 million. The increases are primarily due to the contributions of MCA and the Dole juice beverage business.

Beverage Operations

Spirits and Wine
Reported and attributed revenues rose two percent in the quarter as the Spirits and Wine operations reported increases in both unit and dollar volume. Spirits and Wine volumes rose four percent in the quarter, driven primarily by Absolut (15 percent), Martell (eight percent) and an improvement in Mumm Sekt in Germany (41 percent). These increases were partially offset by lower sales volumes for Chivas Regal (9 percent)and Crown Royal (6 percent) both of which were negatively impacted by reductions in distributor inventories in the Americas.

EBITDA and operating income were $148 million and $117 million, respectively, versus $162 million and $131 million, in the prior year. EBITDA for the Spirits and Wine operations declined nine percent as decreases in both the Americas and Asia Pacific more than offset improvements in Europe. The decline in North America was mainly due to a reduction of distributor inventory levels as well as the timing of brand spending. The performance of the Asia Pacific region was hampered by political unrest between the People's Republic of China and Taiwan. These declines were partially mitigated by improvements in Germany and Portugal which had reported weak results in the prior year period.

Fruit Juices, Coolers and Mixers
Reported and attributed revenues for fruit juices, coolers and mixers increased 20 percent in the quarter. Excluding the beverage operations acquired from Dole, revenues for fruit juices, coolers and mixers increased four percent in the quarter driven by the continued strength of Tropicana Pure Premium in the United States and increases in most major international markets, particularly the United Kingdom and Japan.

EBITDA for fruit juices, coolers and mixers grew 17 percent to $48 million in the quarter reflecting a solid performance from Tropicana's base business and the contribution of the Dole juice beverage business. Operating income increased nine percent in the quarter to $25 million, reflecting strong operating performance, partially offset by higher depreciation and amortization expense associated with the acquisition of the Dole juice beverage business.

Entertainment

In the quarter ended April 30, 1996, MCA contributed $1.1 billion to reported revenues and $108 million and $19 million to EBITDA and operating income, respectively. Although MCA is not included in the Company's results for the quarter ended April 30, 1995, in order to provide a basis for comparison, the discussion that follows is based on MCA's current quarter results ended
March 31, 1996 compared to MCA's prior year quarter ended March 31, 1995.

Filmed Entertainment
Attributed revenues increased 11 percent to $894 million and EBITDA more than doubled in the quarter to $109 million. The motion picture group results were driven by higher worldwide theatrical and domestic home video profits from prior year releases, particularly Babe and Casper. The television group results improved, largely due to the cancellation of several series which were reporting deficits. EBITDA at our 50% owned joint venture, USA Networks, was higher in the current period primarily because of the Sci-Fi channel, which had positive results for the first time.

Music Entertainment
Music Entertainment reported attributed revenues of $228 million and negative EBITDA of $13 million for the quarter compared to $310 million and positive $50 million for the prior year period. The decline in EBITDA is due to the 26 percent decline in revenues as well as significant investment spending during the period, which was anticipated. Sales in the first quarter of last year were very strong and reflected carryover sales from the fourth quarter of 1994 with hits from Nirvana, The Eagles and Aerosmith. The investment program includes spending for new artists and labels, particularly at Universal Records and MCA Records, and incremental overhead related to international expansion efforts.

Recreation
Attributed revenues increased to $100 million in the period from $92 million in the prior year while EBITDA declined to $13 million as a result of higher marketing spending and the timing of spending in advance of the opening of two attractions, Terminator 2: 3-D in Florida and Jurassic Park - The Ride in Hollywood. The Terminator 2: 3-D attraction opened in May, 1996 and is exceeding expectations, with paid attendance in the Florida park up 10 percent since its opening. In addition, results were also affected by higher development spending for Japan and China.

Publishing and Other
Attributed revenues and EBITDA were $120 million and negative $1 million for the quarter compared to $127 million and positive $14 million in the prior year period. The decline in results is primarily attributable to several favorable non-recurring items which occurred last year including $7 million from the sale of land to the Los Angeles MTA. In addition, publishing was down due to the timing of the new Tom Clancy Op Center release which will be released in the second quarter this year. In the prior year, an Op Center book was released in the first quarter.


Corporate Expenses and Interest, Net and Other

Corporate expenses increased to $21 million from $4 million in the prior year primarily reflecting expenses associated with reengineering initiatives. Interest, net and other for the period was $66 million and included net interest expense of $75 million, partially offset by $9 million in dividend income from the DuPont and Time Warner investments. Gross interest expense declined during the current year period due to lower outstanding debt. The prior year amount is net of $32 million in interest income as the full proceeds from the DuPont redemption were invested for approximately one month prior to the funding of the MCA acquisition.


Discontinued DuPont Activities

Due to the redemption by DuPont of most of the Company's DuPont shares on April 6, 1995, the Company discontinued accounting for its investment in DuPont under the equity method of accounting and earnings related to the DuPont investment are presented as discontinued activities. Dividend income from the Company's remaining shares was $4 million in both the current and prior year quarters and is included in interest, net and other.

Net Income

Net income was $23 million or $.06 per share for the current quarter compared to income before discontinued DuPont activities of $59 million or $.16 per share in the prior year quarter. The tax provision in the current quarter reflects a 68 percent effective rate, which is significantly higher than the prior year rate of 27 percent because of the non-deductibility of goodwill associated with the MCA and Dole juice business transactions and lower taxable earnings. In the prior year, net income was $3.3 billion for the quarter which included discontinued DuPont activities of $3.2 billion.


Liquidity and Capital Resources

Current assets decreased to $6.2 billion at April 30, 1996 from $6.6 billion at January 31, 1996, reflecting a decline in accounts receivable following the seasonal peak in the spirits business in the fourth quarter partially offset by a build in inventories in the juice beverage business. Current liabilities at April 30, 1996 were $3.9 billion, unchanged from the year-end as an increase in short term borrowings used to finance investments in the entertainment segment was offset by a seasonal decline in accounts payable and accrued liabilities. Shareholders' equity was $9.3 billion at April 30, 1996. Net debt was $4.0 billion compared to $3.6 billion at January 31, 1996 reflecting the funding of various initiatives at MCA.

Net cash flow from operating activities was $305 million in the quarter ended April 30, 1996 compared to a negative $251 million in the prior year quarter. The improvement is due to lower working capital requirements and higher EBITDA in the current year period reflecting MCA's contribution to operating results.

Net cash expenditures for investing activities was $708 million in the quarter reflecting investments in film production, capital assets and other entertainment initiatives (Interscope Records acquisition and additional investments in unconsolidated subsidiaries). The prior year reflected an $8.3 billion source of funds from investing activities associated with the DuPont redemption. The Company's investment in 14.5% of Time Warner stock had a market value of $2.3 billion on April 30, 1996. The Company does not view its investment in Time Warner as a strategic asset and is evaluating its options, including a possible sale of the investment.

Financing activities in the current quarter reflect an increase in short term borrowings used to fund investments in the entertainment segment. In the comparable prior year period financing activities reflected the use of a portion of the proceeds from the DuPont redemption to reduce outstanding debt. The balance of the DuPont proceeds were invested in short-term instruments until the funding of the MCA acquisition in June, 1995.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 29, 1996, MCA commenced an action entitled MCA INC. v. Viacom, Inc., Viacom International Inc. and Eighth Century Corporation, C.A. No. 14971, in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging breaches by Viacom, Inc. ("Viacom") and affiliated entities of the USA Networks joint venture agreement between affiliates of Viacom and MCA, by reason, among others, of Viacom operating certain cable television networks in violation of the joint venture agreement and in competition with USA Networks. The action seeks, among other things, to enforce the joint venture agreement's exclusivity provision in the fields of advertiser-supported basic cable television and pay-per-view programming services. Shortly thereafter Viacom and Eighth Century Corporation, an indirect, wholly owned subsidiary of Viacom, commenced an action in the Court of Chancery entitled Viacom, Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., C.A. No. 14973, against the Company, MCA and Universal City Studios, Inc. The action alleges, among other things, that MCA sought to force Viacom to sell its 50 percent interest in USA Networks to MCA at an unfairly low price. The action seeks compensatory damages in an unspecified amount and a declaration that Viacom has not violated, or has been released from a claim for violating, the exclusivity provision of the USA Networks joint venture agreement. The Court of Chancery has scheduled the trial of both actions to commence on October 1, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

A total of 303,671,917 common shares were voted in person or by proxy at the Annual Meeting of Shareholders on May 29, 1996, or 81.05 percent of the shares entitled to be voted. Business was transacted as follows:

1. Election of Directors: The persons listed below were elected to serve on the Board of Directors until the next annual meeting. The vote tabulation with respect to each person follows:

                                         VOTES CAST      VOTES CAST AGAINST
DIRECTOR                                     FOR             OR WITHHELD
- --------                                -----------      ------------------
Edgar M. Bronfman                       302,870,020              801,897
The Hon. Charles R. Bronfman            302,877,526              794,391
Edgar Bronfman, Jr.                     302,872,268              799,649
Samuel Bronfman II                      302,880,656              791,261
Matthew W. Barrett                      302,880,246              791,671
Frank J. Biondi, Jr.                    278,994,558           24,677,359
David M. Culver                         302,895,479              776,438
The Hon. William G. Davis               302,877,142              794,775
The Hon. Paul Desmarais                 285,123,749           18,548,168
David L. Johnston                       302,900,006              771,911
The Hon. E. Leo Kolber                  302,889,422              782,495

                                         VOTES CAST      VOTES CAST AGAINST
DIRECTOR                                     FOR             OR WITHHELD
- --------                                -----------      ------------------
Marie-Josee Kravis                      302,885,569              786,348
Robert W. Matschullat                   302,880,646              791,271
C. Edward Medland                       302,890,731              781,186
Lew R. Wasserman                        298,009,727            5,662,190
John L. Weinberg                        302,864,358              807,559
John S. Weinberg                        302,846,013              825,904



2. Confirmation of By-Law Amendment: The proposal to confirm the amendment of the Company's By-Laws was approved by a vote of 301,294,432 shares for and 2,377,485 shares against, withheld, abstentions and broker nonvotes.

3. Approval of 1996 Stock Incentive Plan: The proposal to approve the Company's 1996

     Stock Incentive Plan was approved by a vote of 231,955,805 shares for and 71,716,112 shares against, withheld, abstentions and broker nonvotes.

4. Shareholder Proposal: A shareholder proposal regarding, among other things, the separation of the Company's entertainment and beverage businesses was rejected by a vote of 279,972,978 shares against, withheld, abstentions and broker nonvotes and 23,698,939 shares for.

5. Ratification of Independent Accountants: The proposal to ratify the appointment of Price Waterhouse as independent accountants to serve until the next annual meeting was approved by a vote of 303,269,169 shares for and 402,748 shares against, withheld, abstentions and broker nonvotes.

Item 5.  Other Information

Set forth below is certain financial information which has been restated on the new fiscal year basis. The fiscal quarters ended April 30, 1996, January 31, 1996 and October 31, 1995 of the Company have been restated to reflect the fiscal quarters ended March 31, 1996, December 31, 1995, and September 30, 1995, respectively.

                                                   Three Months Ended
                              ------------------------------------------------------------
                              March  31, 1996     December 31, 1995     September 30, 1995
                              ---------------     -----------------     ------------------
REVENUES
Beverages
   Spirits and Wines                $1,061             $1,724                   $1,235
   Fruit Juices, Coolers
     and Mixers                        496                486                      505
                                    ------             ------                   ------
Total Attributed Beverages           1,557              2,210                    1,740
                                    ------             ------                   ------

Entertainment
   Filmed Entertainment                894              1,009                      922
   Music Entertainment                 228                329                      339
   Recreation                          100                 97                      142
   Publishing and Other                120                202                      139
                                    ------             ------                   ------
Total Attributed Entertainment       1,342              1,637                    1,542
                                    ------             ------                   ------

Total Attributed Revenues            2,899              3,847                    3,282
                                    ------             ------                   ------

Adjustment for Equity Companies:
   Beverages                          (64)               (82)                     (89)
   Entertainment                     (200)              (205)                    (222)
                                    ------             ------                   ------

Total Reported Revenues             $2,635             $3,560                   $2,971
                                    ======             ======                   ======

EBITDA
Beverages
   Spirits and Wine                    131                290                      169
   Fruit Juices, Coolers
      and Mixers                        43                 57                       55
   Reengineering charge                  -               (290)                       -
                                    -----              ------                    -----
Total Beverages                        174                 57                      224
                                    -----              ------                    -----

Entertainment
   Filmed Entertainment                109                 64                      139
   Music Entertainment                 (13)                27                       21
   Recreation                           13                 19                       50
   Publishing and Other                 (1)                23                       11
                                    -----              ------                    -----
Total Entertainment                    108                133                      221
                                    -----              ------                    -----

Total EBITDA                          $282               $190                     $445
                                    -----              ------                    -----

Adjustment for Equity
  Companies - Beverages                (1)                 (4)                      (2)
Adjustment for Equity
  Companies - Entertainment           (22)                (23)                     (21)
Depreciation and Amortization        (120)               (127)                    (120)
Corporate expenses                    (31)                (32)                     (12)
                                    -----              ------                    -----

Operating income                      108                   4                      290
                                    -----              ------                    -----
Interest, Net and Other                66                  70                       90
Provision for Income Taxes             28                 (44)                     133
Minority Interest                       1                   4                       14
                                    -----              ------                    -----
Net Income                            $13                $(26)                     $53
                                    =====              ======                    =====

Net Income Per Share                $0.04              $(0.07)                   $0.14
                                    =====              ======                    =====

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 16.

(b)  Current Reports on Form 8-K

None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                THE SEAGRAM COMPANY LTD.
                                     (Registrant)




                                By:   /S/ Robert W. Matschullat

                                     Robert W. Matschullat
                                     Vice Chairman and Chief Financial
                                     Officer (Principal Financial Officer)






Dated:  June 14, 1996

                                 EXHIBIT INDEX


Exhibit
Number            Description of Exhibit
- -------           ----------------------

  3(b)            General By-Laws of the Company, as amended.

 12(a)            Computation of Ratio of Earnings to Fixed
                  Charges - The Seagram Company Ltd.

 12(b)            Computation of Ratio of Earnings to Fixed
                  Charges - Joseph E. Seagram & Sons, Inc.

 27               Financial Data Schedule