Form 10-K405
period 1996-06-30
SEAGRAM CO LTD
filed 1996-09-27
CIK 88188

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended ___________________
                                       OR
            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from February 1, 1996 to June 30, 1996

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

1430 Peel Street, Montreal, Quebec, Canada                         H3A 1S9
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (514) 849-5271

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class     Name of each exchange on which registered
 -------------------     -----------------------------------------
Common shares without    New York Stock Exchange    Vancouver Stock Exchange
nominal or par value     Montreal Stock Exchange    London Stock Exchange
                         Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No    .
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates of the registrant as of August 31, 1996 (64% of the outstanding common shares) was approximately $7.8 billion. At August 31, 1996, there were 370,491,354 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the transition period ended
June 30, 1996.                                                     Parts I, II

Proxy Circular for the Annual Meeting of Shareholders to be
held on October 30, 1996.                                          Parts  I, III

Annual Report on Form 10-K of E.I. du Pont de Nemours and
Company for the year ended December 31, 1994.                      Part IV

                                     PART I

Items 1 and 2. - Business and Properties

         The Seagram Company Ltd., a corporation organized under Canadian federal law on March 2, 1928, operates two core, global businesses: beverages and entertainment. The Corporation's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers, beers and mixers. The Corporation's entertainment company, MCA INC., produces and distributes motion picture, television and home video products, and recorded music; operates theme parks and retail stores; and publishes books. For information as to revenues, operating income and identifiable assets by business segment see Note 12 of Notes to Consolidated Financial Statements included in the Corporation's Transition Report to Shareholders for the Transition Period ended June 30, 1996 (the "Transition Report"). Unless the context otherwise requires, the term "Corporation", as used herein, refers collectively to The Seagram Company Ltd. and its subsidiaries and affiliates. Unless otherwise specified, all dollar amounts stated herein are expressed in U.S. currency.

         The Corporation's executive offices are located at 1430 Peel Street, Montreal, Quebec, Canada H3A 1S9 and its registered office is located at 57 Erb Street West, Waterloo, Ontario, Canada N2L 6C2.

         Effective June 30, 1996, the Corporation changed its fiscal year-end to June 30 from January 31. Accordingly, this Report has been prepared for the five-month period ended June 30, 1996 (the "Transition Period"). Financial results for the Transition Period are not necessarily indicative of results for a full year.

                                    BEVERAGES

         The Corporation's beverage operations are divided into two principal worldwide business units -- The Seagram Spirits And Wine Group and The Seagram Beverage Group.

         The Seagram Spirits And Wine Group, directly and through affiliates and joint ventures in 41 countries and territories, produces, markets and distributes more than 225 brands of distilled spirits and more than 210 brands of wines, Champagnes, Ports and Sherries, which are sold in over 150 countries and territories. Some of these products are sold worldwide and others only in the geographic area where they are produced. In addition to marketing company-owned brands, the Group also distributes spirits and wines produced by others.

         The Seagram Beverage Group includes Tropicana Products, Inc. ("Tropicana"), a leading producer of high-quality branded fruit juices and juice beverages, and The Seagram Beverage Company, a producer, marketer and distributor of coolers, beers, mixers and other low-alcohol and non-alcohol adult beverages.

SPIRITS AND WINES

         Some of the Corporation's best-known brand names include Crown Royal and Seagram's V.O. Canadian whiskies; Seagram's 7 Crown blended whiskey; Four Roses bourbon; Chivas Regal, Royal Salute and Passport Scotch whiskies; The Glenlivet and Glen Grant single malt Scotch whiskies; Martell Cognacs; Seagram's Extra Dry Gin; and Captain Morgan and Myers's rums. The Corporation also distributes Absolut Vodka, which is owned by V&S Vin & Sprit Aktiebolag, in the United States and in certain major European and other international markets.

         The Corporation maintains distilleries and spirits bottling plants in 19 countries in North America, South America, Europe, Asia and Australia which have aggregate daily distillation capacities of approximately 272,000 U.S. proof gallons and aggregate daily bottling capacities of approximately 277,000 standard cases.

         As required by the nature of its business, the Corporation maintains large inventories of aging spirits in warehousing facilities located primarily in Canada, France, the United Kingdom and the United States. At June 30, 1996, such inventories aggregated approximately 494,000,000 U.S. proof gallons.

         The basic raw materials used in the production of the Corporation's spirits are grains, principally corn and barley, which are purchased from a large number of suppliers. Fluctuations in the prices of these commodities have not had a material effect upon operating results. The Corporation acquires substantially all of its American white oak barrels (used for the storage of whiskey during the aging period) from one supplier in the United States. The Corporation purchases plastic bottles from two suppliers and glass bottles and packaging materials from several suppliers. The Corporation believes that its relationships with its various suppliers are good.

         Among the wines produced by the Corporation are Mumm and Perrier-Jouet French Champagnes; Sterling Vineyards wines; Mumm Cuvee Napa California sparkling wine; Sandeman Ports and Sherries; and Matheus Muller and Mumm German sekt. The Monterey Vineyard California wines and Barton & Guestier (B&G) French wines are produced for the Corporation.

         The Corporation imports fine wines, principally French wines and Champagnes, into the United States and markets premium California wines, including Sterling Vineyards wines, The Monterey Vineyard wines and Mumm Cuvee Napa California sparkling wines.

         The Corporation's wines, Champagnes and Cognacs are produced primarily from grapes grown by others. Grapes are, from time to time, adversely affected by weather and other forces which occasionally have limited production. The Corporation believes that its relationships with its growers are good.

         The Corporation operates wineries and wine bottling plants in Argentina, Brazil, Canada, France, Germany, Italy, Portugal, Spain and the United States. At June 30, 1996, the Corporation's bulk wine inventory aggregated approximately 32,000,000 wine gallons.

FRUIT JUICES AND OTHER

         Tropicana, which was acquired by the Corporation in 1988, produces and markets the leading brand of chilled orange juice in the world.

         Tropicana pioneered not-from-concentrate orange juice in the United States with Tropicana Pure Premium Orange Juice. Today, Tropicana Pure Premium Orange Juice is offered in seven varieties Original, Home Style, Grovestand, Ruby Red Orange Juice, Tangerine Orange, Plus with Calcium and extra Vitamin C and Plus with Vitamins A, C and E. Tropicana also offers a number of other juices which are not made from concentrate, including Home Style Golden and Ruby Red Grapefruit Juices, and in Canada, Orchard Stand Apple Juice. In addition, Tropicana produces the Tropicana Season's Best and Pure Tropics brands of juices made from concentrate and frozen concentrate juices, and Tropicana Twister as well as Twister Light, unique blends of fruit juice beverages.

         On May 19, 1995, the Corporation acquired the worldwide juice and juice beverage business of Dole Food Company, Inc. ("Dole"), including juices and juice beverages sold under the Dole, Juice Bowl, Fruvita and Looza brand names, but excluding Dole's canned pineapple juice business. This acquisition has significantly expanded Tropicana's international juice business and international production capabilities.

         Tropicana's products are available throughout the United States and in a growing number of other countries, including, Argentina, Belgium, Canada, China, Finland, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, Japan, South Korea, Sweden, Switzerland, Taiwan and the United Kingdom.

         Tropicana operates three production facilities in Florida and one in each of California, Belgium, France and China. In addition, products are manufactured for Tropicana by third parties at 14 facilities in the United States and internationally. Tropicana manufactures most of its corrugated cardboard cases. Tropicana acquires substantially all of its paperboard containers from a single supplier and substantially all of its plastic containers from another single supplier. Tropicana acquires most of its glass containers through a joint venture of which it is a partner. Distribution facilities are located in California, Florida, New Jersey, Port Ghent, Belgium and various other locations.

         Oranges are the largest single raw material purchased by Tropicana and Tropicana is the largest processor of Florida oranges. Approximately 95% of its Florida oranges are provided by growers under agreements ranging from one to twenty years. In addition to oranges, Tropicana purchases fruit juice concentrate from several suppliers. Tropicana believes its relationships with its growers and suppliers are good. Prices of citrus fruit and fruit juice concentrate fluctuate due to various seasonal, climatic and economic factors, which generally affect Tropicana's competitors as well.

         The Seagram Beverage Company markets low-alcohol and non- alcohol adult beverages. Seagram's Coolers are sold in a wide variety of flavors, while Seagram's Mixers include Ginger Ale, Club Soda, Seltzer and Tonic Water. The Seagram Beverage Company is the exclusive U.S. importer of Grolsch lagers which are owned by Royal Grolsch N.V. It also distributes Devil Mountain ales and Coyote lagers.

BEVERAGES - MARKETING AND DISTRIBUTION

         The Corporation derives a significant portion of its revenues from its beverage operations outside of the United States and Canada. In recent years, the Corporation has sought to increase the presence of such beverage operations through internal expansion, joint ventures and acquisitions. The Corporation's foreign operations involve risks including governmental regulation, embargoes, expropriation, export controls, burdensome taxes, government price restraints, exchange controls and currency fluctuations. See Note 12 of the Notes to Consolidated Financial Statements for information as to sales and other income, operating income and total assets by geographic area.

         In the United States, spirits, wines, coolers and beers are sold to two general classes of customers. In 32 states and the District of Columbia, sales are made to approximately 380 wholesale distributors who also purchase and market other brands of distilled spirits, wines, coolers and beers. In 18 "control" states (where the government engages in distribution), sales are made to state and local liquor boards and commissions; in certain of these states, sales of wines, coolers and beers also are made to approximately 280 wholesale distributors. In Canada, sales are made exclusively to ten provincial and two territorial government liquor boards and commissions.

         Outside the United States and Canada, the Corporation's spirits and wines are marketed either through affiliates, joint ventures or independent distributors. Such affiliates and joint ventures are located in Argentina, Australia, Austria, Belgium, Brazil, Chile, the People's Republic of China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, Greece, Hungary, Hong Kong, India, Israel, Italy, Jamaica, Japan, Mexico, The Netherlands, New Zealand, Philippines, Poland, Portugal, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, the United Kingdom and Venezuela.

         Tropicana markets its products primarily through independent brokers or distributors in the United States and Canada, distributors in Finland, Hong Kong, Ireland, Italy, South Korea, Sweden and Taiwan and a direct sales force in Argentina, Belgium, France, Switzerland, The Netherlands and the United Kingdom. Tropicana markets its products in Japan through a joint venture of which it is a party and in China and Germany through a direct sales force as well as independent distributors. Tropicana is expanding the distribution of its products in other markets throughout the world. Seagram's Mixers are marketed through approximately 50 distributors.

         During the Transition Period, no independent customer (or group of related customers) of the Corporation's beverage operations accounted for as much as 10% of the Corporation's revenues.

BEVERAGES - COMPETITION

         The beverage industry is highly competitive. In particular, the spirits and wine business in Europe has become intensely competitive. The trend toward retailer concentration continues with both national and pan-European retailers and buying groups becoming more powerful. All marketers of beverage alcohol brands have confronted severe pricing pressure across Europe. However, the Corporation is investing in its key brand franchises to build image and grow distribution in European markets.

         To maintain or improve its market position the Corporation makes extensive use of magazine, newspaper and outdoor advertising. The Corporation also utilizes radio and television advertising, although the use of such advertising in connection with the sale of beverage alcohol is restricted in certain countries.

BEVERAGES - REGULATION AND TAXES

         The beverage alcohol business is subject to strict governmental regulation covering virtually every aspect of operations, including production, marketing, pricing, labeling, packaging and advertising. In the United States, the Corporation must file or publish prices for its beverage alcohol products in some states as much as three months in advance of their implementation.

         In the United States, Canada and many other countries, beverage alcohol products are subject to substantial excise taxes or custom duties and additional taxation by governmental subdivisions.

                                  ENTERTAINMENT

         The Corporation acquired an 80% interest in MCA Holding I Corp., the indirect parent of MCA INC., on June 5, 1995. MCA INC. has four major business units: filmed entertainment, music entertainment, recreation, and publishing and other. Unless the context otherwise requires, the term "MCA" includes MCA INC. and its subsidiaries and affiliates.

FILMED ENTERTAINMENT

         MCA's filmed entertainment business produces and distributes films worldwide in the theatrical, television, home video and pay television markets, engages in the licensing of merchandising rights and film property publishing rights and has interests in USA Networks, Cineplex Odeon Corporation, United Cinemas International Multiplex B.V. ("UCI"), Cinema International Corporation N.V. ("CIC"), United International Pictures ("UIP") and Cinema International B.V. ("CIBV").

         MCA is currently engaged, through Universal Pictures Production, in the production of feature length films intended for initial theatrical exhibition ("theatrical films") and, through Universal Television and its interest in Brillstein Grey Entertainment, in the production of motion picture films intended for initial exhibition on television ("television films"). MCA TV develops original programming for local television stations. MCA Television Entertainment, Inc. develops original programming for pay television, basic cable and home video. Universal Family Entertainment, Inc., MCA Family Entertainment, Inc. and Universal Cartoon Studios, Inc. produce animated and live action children's and family programming for networks, basic cable and local television stations as well as home video. Universal Pictures Production and Universal Television are headquartered at Universal City Studios, located at the Corporation's 418 acre property in Universal City, California.

         Production generally includes four steps: acquisition of story rights, pre-production, principal photography and post-production. The production/distribution cycle represents the period of time from acquisition of a property through distribution and varies depending upon such factors as type of product and release pattern. Production activities for both theatrical films and television films are centered in the Corporation's Universal City Studios. Production facilities are also leased to outside parties. Some motion picture and television films are produced, in whole or in part, at other locations both in and outside the United States.

         MCA produces film product for network primetime television. Programming consists of various weekly series, additional hours of special programming and "made for television" feature length films. In the initial telecast season, the network license provides for a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. Network licenses give the networks the exclusive right to telecast, as well as select the time a series will be telecast, and the success of any one series may be influenced by the strength of the programs against which it competes.

         Generally, television films for the networks are produced under contracts which provide for license fees which cover only a portion of the anticipated production costs. The recoverability of the balance of the production costs and the realization of profits, if any, are dependent upon the success of foreign syndication licenses, additional network exhibition in non-primetime hours, subsequent domestic syndication licenses and other uses.

         The arrangements under which MCA's theatrical films and television films are owned, produced and distributed vary widely. Other parties may participate in varying degrees in revenues or other contractually defined amounts. Generally, MCA or its affiliated companies own the films and control worldwide distribution except where they act as a subdistributor in specified territories or contract for specifically defined distribution rights.

         The rights to use the characters, titles and other material and rights from television and theatrical films and other sources are licensed to manufacturers, retailers and others by MCA/Universal Merchandising, Inc.

         Distribution. Generally, theatrical films are first distributed in the theatrical, home video and pay television markets. Subsequently, theatrical films are made available for worldwide television network exhibition and/or television syndication. The license agreements with theater operators are on an individual picture basis, and rentals under these agreements are generally a percentage of the theater's receipts with, in some instances, a minimum guaranteed amount.

         Certain television films are initially licensed for network exhibition in the United States and are simultaneously syndicated in foreign countries. Subsequent to their network telecast, series may be licensed in the United States for airing on local television stations, airing on basic cable or for additional network exhibition in non-primetime hours. Certain films are produced and/or distributed for initial exhibition on local television. In addition, certain television films are distributed in the home video market. Licensing agreements are recognized in the period that the films are available for telecast.

         Theatrical product is distributed in the United States and Canada to motion picture theaters by Universal Pictures Distribution and to pay television by Universal Pay Television, Inc. Theatrical distribution throughout the rest of the world is primarily conducted by UIP, which is equally owned by the Corporation, MGM and Viacom Inc. Pay television distribution for the rest of the world is conducted by MCA International B.V. Television distribution is handled by MCA TV domestically and throughout the rest of the world primarily by MCA TV International. Videocassettes and videodiscs are marketed in the United States and Canada by MCA Home Video, Inc. and outside the U.S. and Canada by CIBV, which is 49% owned by each of the Corporation and Viacom Inc.

         Certain Other Joint Ventures and Equity Interests. USA Networks, which is equally owned by MCA and Viacom Inc., owns and operates three advertiser-supported cable television services: USA

Network, a general entertainment channel, Sci-Fi Channel and Sci-Fi Europe, science fiction channels. MCA has a more than 40% equity interest in Cineplex Odeon Corporation which owns and operates motion picture theaters and related food service concessions in the United States and Canada. MCA also has a 49% interest in UCI and CIC, joint ventures with Viacom Inc., which operate motion picture theaters outside the United States and Canada.

MUSIC ENTERTAINMENT

         The Music Entertainment Group encompasses record labels; manufacturing, sales, and distribution operations; music publishing; and MCA Concerts, a live event/concert promotion division. MCA's record companies create and market prerecorded music, principally on compact discs and cassettes. Their music appears on such labels as MCA Records; Universal Records; MCA Records/Nashville; Geffen and DGC Records; GRP Recording Company, which includes the Impulse!, Decca Jazz and Blue Thumb labels; Rising Tide/Nashville; Uptown Records; and Interscope Records (50 percent ownership). New labels marketed by Geffen Records include Almo Sounds, Outpost Recordings, and DreamWorks SKG Records. UNI Distribution Corporation manufactures and distributes recorded music for all of the labels in the group, affiliated label ventures, and others, and distributes video product for MCA Home Video, Inc. and others in the United States. MCA Music Entertainment International Limited has subsidiaries in major markets outside the United States for the release and marketing of recorded music. In foreign countries other than Canada and the United Kingdom, the Music Entertainment Group's record product is manufactured and distributed by third parties, principally BMG Music. The Corporation also releases soundtrack albums for motion pictures. MCA Music Publishing licenses music from a catalog of more than 155,000 copyrights for a wide variety of uses including recorded music, videocassettes, videodiscs, video games, radio, television and motion pictures. Concerts and live events are presented at and promoted by the Corporation's Universal Amphitheatre in Los Angeles, Fiddler's Green in Denver, Blossom Music Center in Cleveland and the Gorge Amphitheatre in George, Washington and through joint ventures at the Starplex Amphitheatre in Dallas, the Lakewood Amphitheatre in Atlanta and the Molson Amphitheatre in Toronto, Canada.

         In connection with the Corporation's music entertainment activities, MCA owns manufacturing facilities in New York and Illinois and an office building in Los Angeles. The Corporation leases warehouses at six facilities in the United States and Canada and leases office and/or warehouse space in 27 countries outside of the United States.

RECREATION

         MCA owns and operates Universal Studios Hollywood, a theme park attraction based on the Corporation's filmed entertainment businesses located at Universal City Studios. MCA has a 50% interest in Universal City Florida Partners, a joint venture which owns Universal Studios

Florida, a motion picture and television themed tourist attraction and production facility on approximately 440 acres owned by the joint venture in Orlando, Florida. Universal City Development Partners, a partnership in which MCA has a 50% interest, has begun development of an additional themed tourist attraction, Universal's Islands of Adventure, and related commercial real estate on approximately 385 acres of land owned by such partnership which is adjacent to Universal Studios Florida. In early 1996, the Corporation announced plans for Universal Studios Japan in Osaka, the Corporation's first theme park venture outside the United States. It is anticipated that the Corporation will hold a 17% equity interest in Universal Studios Japan. Construction is expected to begin in 1998, with the opening expected in 2001.

         MCA develops and manages commercial buildings with about 1.5 million rentable square feet of office space in Universal CityWalk and Universal City which are occupied by the Corporation or leased to outside tenants; owns the Sheraton Universal Hotel; and has a 50% joint venture interest in the 10 Universal City Plaza office building. Universal CityWalk, which is located on the Corporation's property in Universal City, is an integrated retail/entertainment zone which offers shopping, dining, cinemas and entertainment adjacent to Universal Studios Hollywood.

PUBLISHING AND OTHER

         MCA Publishing Group (also known in the book industry as The Putnam Berkley Group, Inc.) is composed of three divisions: The Berkley Publishing Group, G.P. Putnam's Sons and The Putnam & Grosset Group. The Berkley Publishing Group publishes mass market and trade paperback books which are either reprints of hardcover books or paperback originals. The Berkley Publishing Group releases books through book imprints: Berkley, Jove, Ace, Boulevard, Perigee Books, HP Books and Riverhead Books. G.P. Putnam's Sons publishes adult books, principally through G.P. Putnam's Sons, Grosset & Dunlap, Inc., Jeremy P. Tarcher, Inc. and Riverhead Books. The Putnam & Grosset Group releases young adult and children's books through G.P. Putnam's Sons, Philomel Books, Grosset & Dunlap, Inc., Price Stern Sloan and Paperstar Books.
Generally, each of these operations maintains its own independent editorial staff. MCA Publishing Group also distributes product for other publishers.

         The Putnam Berkley Group does not own printing or binding facilities; printing and binding are performed by several outside firms with which the Group has maintained long-standing relationships.

         Spencer Gifts, Inc. operates approximately 500 retail gift stores throughout the United States through two groups of stores: the Spencer and DAPY gift shops. Spencer and DAPY sell novelties, electronics, accessories, books and trend driven products.

         Universal Interactive Studios, Inc. develops entertainment software and manages the Corporation's 49% interest (45% on a fully-diluted basis) in Interplay Productions, an entertainment software developer.

         For the Corporation's book publishing activities, it leases office space in New York City, Los Angeles and New Jersey and distribution facilities in New York and Pennsylvania. In connection with the activities of Spencer Gifts, Inc., the Corporation owns a building in New Jersey and leases approximately 500 stores in various cities in the United States and a warehouse in North Carolina.

ENTERTAINMENT - COMPETITION

         Filmed Entertainment. The Corporation's filmed entertainment business competes with all other forms of entertainment. The Corporation competes with other major film studios and independent producers for creative talent and story products, essential ingredients of the Corporation's filmed entertainment business. The profitability of the Corporation's filmed entertainment business is dependent upon public taste which is volatile, shifts in demand, economic conditions and technological developments.

         Music Entertainment. The music entertainment industry is highly competitive. The profitability of a company's recorded music business depends on its ability to attract and develop recording artists, the public acceptance of such artists and the recordings released in a particular year. The Corporation's music business competes for creative talent both from new artists and those artists who have already established themselves through another label. Over expansion of retail outlets for recorded music over the past several years resulted in the closing of many such stores which is expected to further increase competition among recorded music companies. The recorded music business continues to be adversely affected by counterfeiting and piracy, in particular through the home taping of recorded music.

         Recreation. The Corporation's theme parks compete with other theme parks in their respective geographic regions and other leisure- time activities. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns.

         Publishing and Other. The book publishing industry is highly competitive. The Corporation competes with numerous other publishers for book titles, authors and retail shelf space. The book publishing industry also competes with other media and entertainment. Spencer Gifts and Dapy stores compete with numerous retail firms of various sizes throughout the United States, including department, variety and drug stores.

                       INTERESTS IN TIME WARNER AND DUPONT

TIME WARNER

         At June 30, 1996, the Corporation owned 56.8 million shares or approximately 14.5% of the outstanding common stock of Time Warner Inc., a Delaware corporation ("Time Warner"), which had a market value of approximately $2.2 billion as of such date. The Corporation's ownership percentage would be reduced if the merger with Turner Broadcasting System, Inc. ("TBS") previously announced by Time Warner is consummated. Time Warner has included information with respect to its business and its proposed merger with TBS in its Annual Report on Form 10-K for the year ended December 31, 1995 and in its Joint Proxy Statement/Prospectus for the special meeting of its stockholders to be held on October 10, 1996.

DUPONT

         On April 6, 1995, E.I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), redeemed 156 million shares of its common stock owned by the Corporation in exchange for $8.3 billion in cash and 90-day DuPont notes, plus warrants (the "DuPont Warrants") to purchase 156 million shares of DuPont common stock, which had a value of approximately $440 million as of the date of the transaction. On July 24, 1996, DuPont repurchased the DuPont Warrants from the Corporation for $500 million in cash. The Corporation has retained 8.2 million shares of DuPont common stock which had a market value of $651 million as of June 30, 1996. DuPont has included information relating to its business in its Annual Report on Form 10-K for the year ended December 31, 1995.

                                    EMPLOYEES

         As of June 30, 1996, the Corporation had approximately 30,000 employees. The number of employees is subject to seasonal fluctuations.

         The Corporation has collective bargaining agreements with a number of labor unions governing wages and benefits, hours, working conditions and similar matters and covering approximately 11,500 of its employees in the United States and certain other countries. Such agreements expire at various times between 1996 and 2000. In general, the Corporation believes its labor relations are good.

Item 3. - Legal Proceedings

         In 1993, the Federal Trade Commission ("FTC") commenced an investigation of the practices of the major record distributors with respect to advertising allowances, pricing policies and related matters. MCA received a voluntary request for information in 1993 and produced a substantial volume of documents at that time. In September 1994, MCA received a subpoena for the production of documents, stating that the FTC is investigating whether members of the prerecorded music distributing industry may be engaging or may have engaged in any unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act and the Robinson-Patman Act by fixing prices or by limiting, or engaging in concerted activities to limit, the availability of cooperative advertising or promotional funds, allowances, services, or facilities to retailers who distribute used compact discs or advertise prices of compact discs below specified levels. No allegations of unlawful conduct have been made against MCA at this time.

         On May 30, 1995, a purported class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including UNI Distribution Corporation, violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. On June 13, 1996, plaintiffs filed their brief in support of the appeal. Defendants filed their opposition brief on July 26, 1996 and plaintiffs filed a reply brief on August 26, 1996.

         On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. L-10462. The action was brought on behalf of persons who, from June 26, 1992 to the present, purchased recorded music compact discs indirectly from the defendants in Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Colombia, and alleges that the defendants are engaged in a conspiracy to fix the prices of compact discs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. On July 8, 1996, the Circuit Court issued an order conditionally granting class certification, subject to the defendants' right to move to decertify the class.

         On July 25, 1996, UNI Distribution Corporation was served with an antitrust civil investigation demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there "is, has been or may be" a "conspiracy to fix the prices" of compact discs or conduct consisting of "unfair methods of competition" or "unfair trade practices" in the sale and marketing of compact discs.

         On April 29, 1996, MCA commenced an action entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation, C.A. No. 14971, in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging breaches by Viacom Inc. ("Viacom") and affiliated entities of the USA Networks joint venture agreement between affiliates of Viacom and MCA, by reason, among others, of Viacom operating certain cable television networks in violation of the joint venture agreement and in competition with USA Networks. The action seeks, among other things, to enforce the joint venture agreement's exclusivity provision in the fields of advertiser-supported basic cable television and pay-per-view programming services. Shortly thereafter Viacom and Eighth Century Corporation, an indirect, wholly owned subsidiary of Viacom, commenced an action in the Court of Chancery entitled Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., C.A. No. 14973, against the Corporation, MCA and Universal City Studios, Inc. The action alleges, among other things, that MCA sought to force Viacom to sell its 50 percent interest in USA Networks to MCA at an unfairly low price. The action seeks compensatory damages in an unspecified amount and a declaration that Viacom has not violated, or has been released from a claim for violating, the exclusivity provision of the USA Networks joint venture agreement. The Court of Chancery has currently scheduled the trial of both actions to commence on October 15, 1996.

         The Corporation and its subsidiaries and affiliates are defendants or respondents in a number of other actions arising in the ordinary course of business.

Item 4. - Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. -  Market for Registrant's Common Equity and Related Shareholder Matters

         Information as to the number of holders of record of the Corporation's common shares, the markets on which such common shares are traded, the quarterly high and low prices for such common shares on Canadian and New York stock exchanges and the quarterly dividends declared with respect thereto during the Transition Period and during fiscal years ended January 31, 1996 and 1995 is incorporated herein by reference to the Management's Discussion and Analysis section captioned "Return to Shareholders" on page 14 of the Transition Report.

         Payment of dividends by the Corporation to shareholders not resident in Canada is subject under Canadian law to Canadian withholding tax. For shareholders resident in the United States, 15% of the dividends must be withheld pursuant to currently existing treaty arrangements between the United States and Canada. For shareholders resident in other countries, the withholding rate varies depending upon the existence and terms of applicable treaties between each such other country and Canada.

Item 6. - Selected Financial Data

         Selected financial data for the Transition Period and for each of the five fiscal years ended January 31, 1996, 1995, 1994, 1993 and 1992 are incorporated herein by reference to the Financial Summary on pages 34 and 35 of the Corporation's Transition Report.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to pages 6 through 14 of the Corporation's Transition Report.

Item 8. - Financial Statements and Supplementary Data

         The Consolidated Financial Statements, together with the report thereon of Price Waterhouse dated September 5, 1996, and the supplementary quarterly data are incorporated herein by reference to pages 15 through 33 of the Corporation's Transition Report.

Item 9. - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information as to the Corporation's directors is incorporated by reference to pages 5 through 7 of the Proxy Circular for the Meeting of Shareholders to be held on October 30, 1996 (the "Proxy Circular") under the caption "Election of Directors -- Nominees for Directors".

         Set forth below is certain information with respect to the Corporation's executive officers.

                                    Title and Other                  Office Held
       Name             Age           Information                       Since
       ----             ---         ---------------                  -----------
Edgar M. Bronfman        67    Chairman of the Board and                 1975
                               Director. For more than
                               five years prior to June
                               1994, he was also Chief
                               Executive Officer.

Charles R. Bronfman      65    Co-Chairman of the Board,                 1986
                               Chairman of the Executive
                               Committee and Director.

Edgar Bronfman, Jr.      41    President, Chief Executive                1994
                               Officer and Director. From
                               June 1989 to June 1994, he
                               was President, Chief
                               Operating Officer and
                               Director.

Robert W. Matschullat    48    Vice Chairman, Chief                      1995
                               Financial Officer and
                               Director. From January 1,
                               1992 to July 1, 1995 he was
                               Managing Director and Head
                               of Worldwide Investment
                               Banking for Morgan Stanley
                               & Co., Inc. and a director
                               of Morgan Stanley Group
                               Inc. From February 1986 to
                               January 1992, he was
                               Managing Director of Morgan
                               Stanley & Co., Inc.

Frank J. Biondi, Jr.     51    Director, Chairman and                    1996
                               Chief Executive Officer,
                               MCA INC.  From July 1987
                               until January 1996, he was
                               President, Chief Executive
                               Officer and a director of
                               Viacom Inc.

                                    Title and Other                  Office Held
       Name             Age           Information                       Since
       ----             ---         ---------------                  -----------
John D. Borgia           48    Executive Vice President,                 1995
                               Human Resources. From
                               March 1991 to April 1995,
                               he was Senior Vice
                               President, Human Resources
                               & Administration, Bristol-
                               Myers Squibb Pharmaceutical
                               Group.

Stephen E. Herbits       54    Executive Vice President,                 1989
                               Corporate Policy and
                               External Affairs.

Steven J. Kalagher       53    Executive Vice President                  1995
                               and President, The Seagram
                               Spirits And Wine Group (a
                               division of Joseph E.
                               Seagram & Sons, Inc.).
                               From May 1994 to May 1995
                               he was Reengineering
                               Leader. From February 1993
                               to May 1995 he was also
                               President, Seagram North
                               America (a division of The
                               Seagram Spirits And Wine
                               Group). From March 1991 to
                               January 1993 he was
                               Executive Vice President,
                               Staff Operations of The
                               Seagram Spirits And Wine
                               Group.

Ellen R. Marram          49    Executive Vice President                  1993
                               and President, The Seagram
                               Beverage Group (a division
                               of Joseph E. Seagram &
                               Sons, Inc.).  From June
                               1988 to April 1993, she was
                               President of Nabisco
                               Biscuit Company, an
                               operating unit of RJR
                               Nabisco Holdings Corp.

Edward Falkenberg        55    Vice President and                        1993
                               Controller. From August
                               1986 to January 1993, he
                               was Controller.

Jeananne K. Hauswald     52    Vice President and                        1993
                               Treasurer. From May 1990
                               to January 1993, she was
                               Vice President, Human
                               Resources.

                                    Title and Other                  Office Held
       Name             Age           Information                       Since
       ----             ---         ---------------                  -----------
Gabor Jellinek           61    Vice President, Production                1987
                               and Executive Vice
                               President, Manufacturing,
                               The Seagram Spirits And
                               Wine Group (a division of
                               Joseph E. Seagram & Sons,
                               Inc.) since February 1991.

Arnold M. Ludwick        58    Vice President.                           1982

Daniel R. Paladino       53    Vice President, Legal and                 1993
                               Environmental Affairs.
                               From August 1986 to
                               February 1993, he was Vice
                               President, Legal Affairs.

Michael C.L. Hallows     55    Secretary.                                1979

         Pursuant to the Corporation's By-Laws, executive officers are chosen annually by the Board of Directors and hold office until they resign, are removed or otherwise become disqualified to serve.

Item 11. - Executive Compensation

         The information required hereunder is incorporated herein by reference to pages 11 through 18 of the Proxy Circular under the captions "Summary Compensation Table" through "Performance Graph".

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         Information required hereunder as to the ownership of the Corporation's common shares by certain beneficial owners and management is incorporated herein by reference to pages 2 through 4 of the Proxy Circular under the caption "Share Ownership".

Item 13. - Certain Relationships and Related Transactions

         The information required hereunder is incorporated herein by reference to page 19 of the Proxy Circular under the captions "Human Resources Committee Interlocks and Insider Participation" and
"Transactions with Directors and Others".

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1&2.   Financial Statements and Financial Statement Schedules

           The financial statements and schedules filed as part of or incorporated by reference in this Report are listed in the accompanying Index to Financial Statements.

     3.    Exhibits

           The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10(g) through 10(cc) listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)  Current Reports on Form 8-K

     1. A Current Report on Form 8-K dated July 24, 1996 was filed (i) to report under Item 5 the repurchase by DuPont from the Corporation of the DuPont Warrants, and (ii) to file under Item 7 a press release announcing, among other things, such repurchase.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SEAGRAM COMPANY LTD.
                                    ------------------------
                                       (Registrant)

Date:  September 27, 1996           By /s/ Edgar Bronfman, Jr.
                                       -----------------------
                                    Edgar Bronfman, Jr.
                                    President and Chief Executive
                                      Officer
                                    (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 27, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

Principal Executive Officer:

/s/ Edgar Bronfman, Jr.                  Director, President and Chief
- -----------------------------            Executive Officer
Edgar Bronfman, Jr.

Principal Financial Officer:

/s/ Robert W. Matschullat                Director, Vice Chairman and
- -----------------------------            Chief Financial Officer
Robert W. Matschullat

Principal Accounting Officer:

/s/ Edward Falkenberg                    Vice President and Controller
- -----------------------------
Edward Falkenberg

Directors:

   Edgar M. Bronfman*                    Director, Chairman of the Board

   The Hon. Charles R. Bronfman*         Director, Co-Chairman of
                                         the Board and Chairman of the
                                         Executive Committee

   Samuel Bronfman II*                   Director
   Matthew W. Barrett*                   Director
   Frank J. Biondi, Jr.*                 Director
   David M. Culver*                      Director
   The Hon. William G. Davis*            Director
   The Hon. Paul Desmarais*              Director
   David L. Johnston*                    Director
   The Hon. E. Leo Kolber*               Director
   Marie-Josee Kravis*                   Director
   C. Edward Medland*                    Director
   Lew R. Wasserman*                     Director
   John L. Weinberg*                     Director
   John S. Weinberg*                     Director

* By signing his name hereto, Robert W. Matschullat signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By /s/ Robert W. Matschullat
   ---------------------------------------
   Robert W. Matschullat, Attorney-in-fact

                           THE SEAGRAM COMPANY LTD.
                        TRANSITION REPORT ON FORM 10-K
           FOR THE FIVE MONTH TRANSITION PERIOD ENDED JUNE 30, 1996

                          INDEX TO FINANCIAL STATEMENTS

  1. Consolidated Financial Statements for The Seagram Company Ltd. and subsidiary companies, together with the report thereon of Price Waterhouse dated September 5, 1996, incorporated herein by reference to the Corporation's Annual Report to Shareholders for the five-month period ended June 30, 1996 (the "Transition Period"):

                  Consolidated Balance Sheet at June 30, 1996, January 31, 1996 and January 31, 1995;

                  For the Transition Period, and the twelve months ended January 31, 1996, 1995 and 1994:

                        Consolidated Statement of Income;

                        Consolidated Statement of Cash Flows;

                        Consolidated Statement of Shareholders' Equity;

                  Summary of Significant Accounting Policies;

                  Notes to Consolidated Financial Statements;

                  Auditors' Report;

                  Quarterly Data (Unaudited).

  2.        Financial Statement Schedules and Report:

                  Report of Chartered Accountants on Financial Statement
                  Schedule;

                  Schedule for The Seagram Company Ltd. and Subsidiary
                  Companies:

                      II.     Valuation and Qualifying Accounts.


            Schedules not included have been omitted because they are not applicable or the required information is shown in the Corporation's Consolidated Financial Statements or Notes thereto.

  3. The Consolidated Financial Statements of E.I. du Pont de Nemours and Company (approximately 24.1% owned by the Corporation at January 31, 1995 and accounted for during the fiscal year then ended using the equity method), as listed under
            Item 14(a)1 of its Annual Report on Form 10-K for the year ended December 31, 1994, are incorporated herein by reference.

                                                                     SCHEDULE II

                            THE SEAGRAM COMPANY LTD.

            (Incorporated under the Canada Business Corporations Act)

                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (U.S. dollars in millions)

                                                Additions
                                Balance at      Charged to                       Balance
                                Beginning       Costs and                        at End
Description                     of Period        Expenses       Deductions      of Period
- -----------                     ----------      ----------      ----------      ---------
Reserves Deducted
from Receivables:

Transition Period Ended
June 30, 1996:
  Reserve for Doubtful
        Accounts                   $ 78            $ 25            $ 15            $ 88

  Reserve for
    Merchandise Returns
    and Allowances                  205             130              66             269
                                   ----            ----            ----            ----
                                   $283            $155            $ 81            $357
                                   ====            ====            ====            ====
Fiscal Year Ended
January 31, 1996:
  Reserve for Doubtful
    Accounts                       $ 47            $ 38            $  7            $ 78

  Reserve for
    Merchandise Returns
     and Allowances                   6             245              46             205
                                   ----            ----            ----            ----
                                   $ 53            $283            $ 53            $283
                                   ====            ====            ====            ====
Fiscal Year Ended
January 31, 1995:
  Reserve for Doubtful
    Accounts                       $ 35            $ 15            $  3            $ 47
  Reserve for
    Allowances                       14               6              14               6
                                   ----            ----            ----            ----
                                   $ 49            $ 21            $ 17            $ 53
                                   ====            ====            ====            ====

                       REPORT OF CHARTERED ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
  The Seagram Company Ltd.

Our audits of the consolidated financial statements referred to in our report dated September 5, 1996 appearing on page 32 of the Transition Report to Shareholders of The Seagram Company Ltd. for the transition period ended June 30, 1996 (which report and consolidated financial statements are incorporated by reference in this Transition Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements appearing on page 22 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse
PRICE WATERHOUSE
Chartered Accountants
Montreal, Canada
September 27, 1996

                           THE SEAGRAM COMPANY LTD.
                        TRANSITION REPORT ON FORM 10-K
                FOR THE TRANSITION PERIOD ENDED JUNE 30, 1996

                                  EXHIBIT INDEX

Exhibit Number
Per Item 601 of         Description of Document and Incorporation
Regulation S-K          Reference Where Applicable
- ---------------         -----------------------------------------
       3                (a)   Articles of Amalgamation dated February 1,
                              1995 between the Corporation and Centenary
                              Distillers Ltd. (incorporated by reference to Exhibit 3(a) of the Corporation's Annual
                              Report on Form 10-K for the fiscal year
                              ended January 31, 1995), as amended by
                              Certificate and Articles of Amendment dated
                              May 31, 1995 (incorporated by reference to
                              Exhibit 3(a) of the Corporation's Quarterly
                              Report on Form 10-Q for the fiscal quarter ended April 30, 1995).

                        (b) General By-Laws of the Corporation, as amended (incorporated by reference to Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996).

       4 Long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Corporation agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of the Corporation and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

      10                (a)   Amended and Restated Stock Purchase
                              Agreement dated as of June 5, 1995 among the Corporation, Matsushita Electric Industrial
                              Co., Inc., Home Holding Inc. and Home
                              Holding II Inc. (incorporated by reference to the Exhibit 2(a) to the Corporation's
                              Current Report on Form 8-K dated June 5,
                              1995).

                        (b) Stockholders' Agreement dated as of June 5, 1995 among the Corporation, MEI Holding Inc. (formerly known as Home Holding Inc.) and MCA Holding I Corp. (formerly known as Home Holding II Inc.) (incorporated by reference to the Exhibit 10(a) to the Corporation's

                              Current Report on Form 8-K dated June 5, 1995).

                        (c) Credit Agreement (the "Credit Agreement"), dated as of November 23, 1994, among Joseph
                              E. Seagram & Sons, Inc., J.E. Seagram Corp.,
                              Bank of Montreal, Citibank N.A. and Chemical
                              Bank and the banks named therein
                              (incorporated by reference to Exhibit 10 (f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1995).

                        (d) First Amendment, dated as of June 14, 1996, to the Credit Agreement among Joseph E. Seagram & Sons, Inc., J.E. Seagram Corp., Bank of Montreal, Citibank N.A. and Chemical Bank and the banks named therein.

                        (e) 5-Year Credit Agreement (the "Five Year Credit Agreement") dated as of December 21, 1994, among The Seagram Company Ltd., Bank of Montreal and the banks named therein (incorporated by reference to Exhibit 10 (h) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1995).

                        (f) First Amendment, dated as of June 14, 1996, to the 5-Year Credit Agreement among The Seagram Company Ltd., Bank of Montreal and the banks named therein.

                        (g) 1983 Stock Appreciation Right and Stock Unit Plan of the Corporation, as amended (incorporated by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1987).

                        (h) Written description of Management Incentive Plan of Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1994).

                        (i) Senior Executive Long-Term Incentive Plan of the Corporation (incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1990).

                        (j) Form of Deferred Compensation Agreement, as amended, between Joseph E. Seagram & Sons, Inc. and certain of its executives (incorporated by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1996).

                        (k) 1988 Stock Option Plan of the Corporation, as amended (incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for this fiscal year ended January 31, 1992).

                        (l) 1992 Stock Incentive Plan of the Corporation, as amended (incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                        (m)   1996 Stock Incentive Plan of the
                              Corporation.

                        (n)   Senior Executive Basic Life Insurance
                              Program, as amended, of Joseph E. Seagram &
                              Sons, Inc. (incorporated by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                        (o) Retirement Salary Continuation Plan, as amended, of Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1993).

                        (p) Benefit Equalization Plan, as amended, of Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                        (q) Senior Executive Group Term Life Insurance Arrangement, as amended, of Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

                        (r) Personal Excess Liability Insurance Policy for Senior Executives of Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(m) to the Corporation's Annual

                              Report on Form 10-K for the fiscal year ended January 31, 1993).

                        (s) Flexible Perquisite Program for Seagram Senior Executives (incorporated by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

                        (t)   Senior Executive Disability Salary
                              Continuation Arrangement of Joseph E.
                              Seagram & Sons, Inc. (incorporated by
                              reference to Exhibit 10 (w) to the
                              Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

                        (u) Post Retirement Consulting Plan, as amended, of Joseph E. Seagram & Sons, Limited (incorporated by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1993).

                        (v) Canadian Executive Pension Plan of Joseph E. Seagram & Sons, Limited, as amended (incorporated by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31,
                              1993).

                        (w) Executive Long-Term Incentive Arrangement among the Corporation, Joseph E. Seagram & Sons, Limited and Charles R. Bronfman dated February 4, 1982 (incorporated by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).

                        (x) Employment Agreement between Joseph E. Seagram & Sons, Inc. and Robert W. Matschullat dated July 3, 1995 (incorporated by reference to Exhibit 10(aa) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

                        (y) Employment Agreement among MCA INC., the Corporation and Frank J. Biondi, Jr. dated April 23, 1996 (incorporated by reference to Exhibit 10(bb) to the Corporation's Annual Report on Form 10- K for the fiscal year ended January 31, 1996).

                        (z) Agreement between Joseph E. Seagram & Sons, Inc. and Steven J. Kalagher dated December

                              28, 1995 (incorporated by reference to Exhibit 10(cc) to the Corporation's Annual Report on Form 10- K for the fiscal year ended January 31, 1996).

                        (aa) Employment Agreement between Joseph E. Seagram & Sons, Inc. and Ellen R. Marram dated April 12, 1993 (incorporated by reference to Exhibit 10(dd) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

                        (bb) Employment Agreement between MCA INC. and Lew R. Wasserman dated December 6, 1988 (incorporated by reference to Exhibit 10(ee) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

                        (cc) Amendment to Employment Agreement between MCA INC. and Lew R. Wasserman dated November 26, 1990 (incorporated by reference to Exhibit 10(ff) to the Corporation's Annual Report on Form 10- K for the fiscal year ended January 31, 1996).

         11             Computation of fully diluted earnings per share.

         12             (a)   Computation of ratio of earnings to fixed
                              charges - The Seagram Company Ltd.

                        (b) Computation of ratio of earnings to fixed charges - Joseph E. Seagram & Sons, Inc.

         13 Report to Shareholders for the Transition Period ended June 30, 1996. Only those sections (or portions thereof) specifically referred to in this Report as being incorporated by reference are deemed to be filed herewith.

         21             Subsidiaries.

         23             (a)   Consent of Price Waterhouse, chartered
                              accountants.

                        (b) Consent of Price Waterhouse LLP, independent accountants.

         24             Power of Attorney.

         27             Financial Data Schedule.

         99             Supplemental Quarterly Financial Information on
                        New Fiscal Year Basis.