Form 10-K405/A
period 1996-06-30
SEAGRAM CO LTD
filed 1996-10-29
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

1430 Peel Street, Montreal, Quebec, Canada 1S9                      H3A
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:            (514) 849-5271

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the transition period ended June 30, 1996 (the "Form 10-K") as set forth below and in the page attached hereto:

      Item 14.      Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

                    Item 14 is hereby amended by deleting Exhibit 99 to the Form 10-K and substituting therefor the Exhibit 99 attached hereto which reflects a decrease in Interest, Net and Other for the quarter ended September 30, 1995 and a corresponding increase in Interest, Net and Other for the quarter ended June 30, 1996.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THE SEAGRAM COMPANY LTD.



                                          By /s/ Edward Falkenberg
                                            ------------------------------------
                                             Edward Falkenberg
                                             Vice President and Controller



Date:  October 29, 1996