Form 10-Q
period 1996-09-30
SEAGRAM CO LTD
filed 1996-11-14
CIK 88188

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       OR
           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-2275

                            THE SEAGRAM COMPANY LTD.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                    Canada                             None
________________________________________________________________________________
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

  1430 Peel Street, Montreal, Quebec, Canada        H3A 1S9
_______________________________________________________________________________
  (Address of principal executive offices)         (Zip Code)

                                  514-849-5271
________________________________________________________________________________
              (Registrant's telephone number, including area code)

                                   No Change
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No ___


As of October 31, 1996, there were 369,800,414 common shares without nominal or par value issued and outstanding.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                     INDEX

                                                                                       Page No.
                                                                                       --------
PART I.      FINANCIAL INFORMATION
  ITEM 1.    Financial Statements
               Consolidated Statement of Income and Retained Earnings --
                  Quarter Ended September 30, 1996 and 1995.........................      1
               Consolidated Balance Sheet --
                  September 30 and June 30, 1996....................................      2
               Consolidated Statement of Cash Flows --
                  Quarter Ended September 30, 1996 and 1995.........................      3
               Notes to Consolidated Financial Statements...........................     4-6
  ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................     7-10
PART II.     OTHER INFORMATION
  ITEM 1.      Legal Proceedings....................................................      11
  ITEM 4.      Submission of Matters to a Vote of Security Holders..................    11-12
  ITEM 6.      Exhibits and Reports on Form 8-K.....................................      12
Signatures..........................................................................      13
Exhibit Index.......................................................................      14

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

         (United States dollars in millions, except per share amounts)

                                                                             QUARTER ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
Revenues...............................................................   $ 2,944      $ 2,971
Cost of revenues.......................................................     1,718        1,839
Selling, general and administrative expenses...........................       941          842
                                                                          -------      -------
OPERATING INCOME.......................................................       285          290
Interest, net and other................................................         7           70
                                                                          -------      -------
                                                                              278          220
Provision for income taxes.............................................       106          140
Minority interest......................................................         6           14
                                                                          -------      -------
NET INCOME.............................................................       166           66
Retained earnings at beginning of period...............................     8,389        8,535
Dividends paid.........................................................       (56)         (56)
Shares purchased and retired...........................................       (86)          --
                                                                          -------      -------
Retained earnings at end of period.....................................   $ 8,413      $ 8,545
                                                                          =======      =======
Net income per share...................................................   $   .45      $   .18
Dividends paid per share...............................................   $   .15      $   .15
                                                                          =======      =======
Average shares outstanding (thousands).................................   370,746      373,029
                                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      (United States Dollars in millions)

                                                                       SEPTEMBER 30,     JUNE 30,
                                                                           1996            1996
                                                                       -------------     --------
ASSETS
Current Assets
     Cash and short-term investments at cost, which approximates
      market.........................................................     $   248        $    279
     Receivables, net................................................       1,779           1,770
     Inventories.....................................................       3,170           3,142
     Film costs, net of amortization.................................         497             471
     DuPont warrants.................................................          --             440
     Deferred income taxes...........................................         402             402
     Prepaid expenses and other current assets.......................         389             382
                                                                          -------         -------
          TOTAL CURRENT ASSETS.......................................       6,485           6,886
                                                                          -------         -------
Common stock of DuPont...............................................         725             651
Common stock of Time Warner..........................................       2,185           2,228
Film costs, net of amortization......................................         870             783
Artists' contracts, advances and other entertainment assets..........         669             646
Deferred charges and other assets....................................         768             770
Property, plant and equipment, net...................................       2,904           2,951
Investment in unconsolidated companies...............................       2,187           2,162
Excess of cost over fair value of assets acquired....................       4,504           4,551
                                                                          -------         -------
                                                                          $21,297        $ 21,628
                                                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term borrowings and indebtedness payable within one
      year...........................................................     $ 1,487        $  1,850
     Accrued royalties and participations............................         637             602
     Payables and accrued liabilities................................       1,987           2,086
     Income and other taxes..........................................         236             149
                                                                          -------         -------
          TOTAL CURRENT LIABILITIES..................................       4,347           4,687
                                                                          -------         -------
Long-term indebtedness...............................................       2,543           2,562
Accrued royalties and participations.................................         389             388
Deferred income taxes................................................         620             623
Deferred income taxes -- DuPont share redemption.....................       1,540           1,540
Other credits........................................................         775             784
Minority interest....................................................       1,845           1,839
Shareholders' Equity
     Shares without par value (370,710,587 and 373,059,014 shares,
      respectively)..................................................         733             725
     Cumulative currency translation adjustments.....................        (265)           (246)
     Cumulative gain on equity securities, net of tax................         357             337
     Retained earnings...............................................       8,413           8,389
                                                                          -------         -------
          TOTAL SHAREHOLDERS' EQUITY.................................       9,238           9,205
                                                                          -------         -------
                                                                          $21,297        $ 21,628
                                                                          =======         =======

   The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (United States dollars in millions)

                                                                              QUARTER ENDED
                                                                              SEPTEMBER 30,
                                                                            -----------------
                                                                            1996        1995
                                                                            -----       -----
OPERATING ACTIVITIES
Net Income................................................................  $ 166       $  66
                                                                            -----       -----
Adjustments to reconcile net income to net cash provided
     Amortization of film costs...........................................    233         370
     Depreciation and amortization of assets..............................     92          80
     Amortization of excess of cost over fair value of assets acquired....     47          40
     Gain on sale of DuPont warrants......................................    (60)         --
     Minority interest charged to income..................................      6          14
     Sundry...............................................................     54           7
     Changes in assets and liabilities
          Receivables.....................................................    (18)       (173)
          Inventories.....................................................    (38)        138
          Prepaid expenses and other current assets.......................    (17)        (29)
          Artists' contracts, advances and other entertainment assets.....    (38)         18
          Payables and accrued liabilities................................    (50)        144
          Income and other taxes..........................................     88        (337)
          Deferred income taxes...........................................    (13)        (61)
          Other credits...................................................     (6)         29
                                                                            -----       -----
                                                                              280         240
                                                                            -----       -----
Net cash provided by operating activities.................................    446         306
                                                                            -----       -----
INVESTING ACTIVITIES
Film production...........................................................   (351)       (443)
Capital expenditures......................................................   (117)       (118)
Proceeds from sale of DuPont warrants.....................................    500          --
Sundry....................................................................      4          28
                                                                            -----       -----
Net cash provided by (used for) investing activities......................     36        (533)
                                                                            -----       -----
FINANCING ACTIVITIES
Dividends paid............................................................    (56)        (56)
Issuance of shares upon exercise of stock options and conversion of
  LYONs...................................................................     13          24
Shares purchased and retired..............................................    (91)         --
Increase in long-term indebtedness........................................      2           1
Decrease in long-term indebtedness........................................    (19)         (1)
(Decrease) Increase in short-term borrowings and indebtedness payable
  within one year.........................................................   (362)        371
                                                                            -----       -----
Net cash (used for) provided by financing activities......................   (513)        339
                                                                            -----       -----
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS................  $ (31)      $ 112
                                                                            =====       =====

   The accompanying notes are an integral part of these financial statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Transition Report to Shareholders for the five-month transition period ended June 30, 1996 (the "Transition Period"). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three months are not necessarily indicative of those expected for the fiscal year.

        The Company changed its fiscal year end to June 30, effective June 30, 1996. For comparative purposes the Company's fiscal quarter ended October 31, 1995 has been restated on the new fiscal year basis to reflect results for the three month period ended September 30, 1995.

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

 2.  SALE OF DUPONT WARRANTS

        On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the quarter ended September 30, 1996 included a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in Interest, net and other on the consolidated statement of income.

 3.  INVESTMENT IN E.I. DU PONT DE NEMOURS ("DUPONT")

        At September 30, 1996, the Company owned 8.2 million shares or approximately 1.5 percent of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.

 4.  INVESTMENT IN TIME WARNER INC. ("TIME WARNER")

        At September 30, 1996, the Company owned 56.8 million shares or approximately 14.5 percent of the outstanding common stock of Time Warner. The Company's ownership percentage in Time Warner was reduced in connection with the merger involving Time Warner and Turner Broadcasting Systems, Inc. Time Warner's Joint Proxy Statement/Prospectus dated September 6, 1996 estimated that after the transaction the Company's ownership percentage would be 11.15%.

        The Company accounts for the investment at market value. The total cost of the investment was $2.17 billion.

5.  SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                                              1996
                                                                   --------------------------
                                                                   SEPTEMBER 30,     JUNE 30,
                                                                   -------------     --------
                                                                           (millions)
    Inventories
    Beverages....................................................     $ 2,735        $  2,789
    Materials, supplies and other................................         435             353
                                                                   ----------        --------
                                                                      $ 3,170        $  3,142
                                                                   ==========        ========
    Property, Plant and Equipment, net
    Property, plant and equipment, at cost.......................     $ 4,093        $  4,084
    Accumulated depreciation.....................................      (1,189)         (1,133)
                                                                   ----------        --------
                                                                      $ 2,904        $  2,951
                                                                   ==========        ========

                                                                         QUARTER ENDED
                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                                                       1996            1995
                                                                   ----------        ---------
    Excise Taxes (included in sales and cost of sales)...........     $   181        $    186
                                                                   ==========        =========

6.  LONG-TERM DEBT AND DEBT GUARANTEES

     Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (648,609 shares at September 30, 1996). The Company has guaranteed the LYONs on a subordinated basis.

     In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

     Summarized financial information for JES and its subsidiaries follows:

                                                                         QUARTER ENDED
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                      1996           1995
                                                                     ------         ------
                                                                          (millions)
    Revenues......................................................   $  941         $1,000
    Cost of revenues..............................................      715            757
    Net income....................................................       65             31

     Consolidated Balance Sheet information for JES follows:

                                                                                           1996
                                                                              ------------------------------
                                                                              SEPTEMBER 30,         JUNE 30,
                                                                              -------------         --------
                                                                                         (millions)
        Current assets......................................................     $   967            $ 1,348
        Noncurrent assets...................................................      12,577             11,702
                                                                              -------------         --------
                                                                                 $13,544            $13,050
                                                                              =============         ========
        Current liabilities.................................................     $ 1,080            $ 1,028
        Noncurrent liabilities..............................................       3,503              3,175
        Shareholder's equity................................................       8,961              8,847
                                                                              -------------         --------
                                                                                 $13,544            $13,050
                                                                              =============         ========

7.  EARNINGS PER SHARE AND COMMON SHARES

     At September 30, 1996, 29,917,644 common shares were potentially issuable upon the conversion of the LYONs described in Note 6 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from these shares is less than 3 percent.

     In the three months ended September 30, 1996, the Company retired 2,787,500 common shares which were purchased on the open market and issued 439,073 shares upon the exercise of employee stock options and the conversion of LYONs.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company operates two core, global businesses: beverages and entertainment. The Company's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers, beers and mixers. The Company's entertainment unit, MCA INC., produces and distributes motion picture, television and home video products; produces and distributes recorded music; operates theme parks and retail stores; and publishes books.

     The discussion of business unit performance includes attributed earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Company's operations which reflects the proportionate share of the EBITDA of the Company's equity companies. The adjustment for equity companies eliminates the Company's proportionate share of the EBITDA in order to reflect equity income as calculated under generally accepted accounting principles. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance. However, EBITDA should be considered in addition to, not as a substitute for operating income, net income, cash flows and other measures of financial performance in accordance with generallly accepted accounting principles.

                                                                         QUARTER ENDED
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                      1996           1995
                                                                     ------         ------
                                                                           (millions)
    Reported Revenues........................................        $2,944         $2,971
    Beverages -- EBITDA
      Spirits and Wine.......................................        $  182         $  169
      Fruit Juices and Other.................................            63             55
                                                                     ------         ------
           Total Beverages EBITDA............................           245            224
    Adjustment for Equity Companies..........................            (3)            (2)
    Depreciation and Amortization............................           (55)           (50)
                                                                     ------         ------
    Beverages -- Operating Income............................           187            172
    Entertainment -- EBITDA
      Filmed Entertainment...................................           152            139
      Music Entertainment....................................             7             21
      Recreation.............................................            60             50
      Publishing and Other...................................            15             11
                                                                     ------         ------
           Total Entertainment EBITDA........................           234            221
    Adjustment for Equity Companies..........................           (24)           (21)
    Depreciation and Amortization............................           (84)           (70)
                                                                     ------         ------
    Entertainment -- Operating Income........................           126            130
    Corporate Expenses.......................................           (28)           (12)
    TOTAL OPERATING INCOME...................................        $  285         $  290
                                                                     ======         ======

     Reported revenues and operating income were $2.94 billion and $285 million, respectively, for the quarter ended September 30, 1996, compared to $2.97 billion and $290 million in the prior year period. Reported revenues for the quarter declined one percent, driven by a seven percent decrease in reported revenues from spirits and wine operations. Reported revenues for fruit juices and other and entertainment increased six percent and two percent, respectively. Operating income declined $5 million to $285 million as improvements in operating results were more than offset by higher corporate expenses from reengineering activities and an increase in amortization expense associated with the Company's investments in Interscope Records and Brillstein-Grey Entertainment.

     Attributed revenues for the first quarter declined slightly ($11 million) to $3.27 billion as weakness in the spirits and wine operations in Europe and Asia more than offset strong results in spirits and wine in North America and increases in fruit juices and other and the entertainment segment. EBITDA for the quarter increased eight percent to $479 million from $445 million in 1995 reflecting increases in both beverage and entertainment operations.

BEVERAGE OPERATIONS

     In the quarter ended September 30, 1996, the Beverages segment contributed $1.59 billion to reported revenues and $187 million to operating income versus $1.65 billion of reported revenues and $172 million of operating income in the prior year.

  Spirits and Wine

     Reported and attributed revenues declined seven percent and eight percent, respectively, as weakness in the Europe and Asia Pacific regions more than offset growth in North America. Foreign exchange had a negligible effect on results in the quarter. The 13 percent decrease in Europe is primarily attributable to Germany where Mumm Sekt sales continued to be adversely impacted by a price increase taken in the early spring. In the Asia Pacific region, increased competitive pressures and the Company's relatively tight credit practices combined with the discontinuation of unprofitable stock keeping units in certain markets, including Japan, resulted in a $73 million decline in attributed revenues. Revenues in the Americas increased four percent on an exceptionally strong performance in North America which more than offset a decline in Latin America, primarily related to economic difficulties in Venezuela. Spirits and wine volumes fell six percent in the quarter, in line with the decline in revenues. Several international brands experienced volume declines including Chivas Regal Scotch Whisky (-14 percent), Martell Cognac (-11 percent), Mumm Sekt (-22 percent) and Royal Salute Scotch Whisky (-28 percent). The impact of these declines was partially offset by growth in Crown Royal Canadian Whisky (32 percent) which included some buy-in in advance of a late summer price increase, Captain Morgan Original Spiced Rum (10 percent) and Absolut Vodka (10 percent).

     EBITDA was $182 million in the current year quarter, up from $169 million in the prior year, reflecting an eight percent increase despite the revenue shortfall. The improved results were attributable to a strong performance in North America, higher per case margins from price increases, the beginning of the realization of benefits from reengineering initiatives and lower brand spending. The decline in brand spending is due, in part, to timing as well as reduced spending on certain programs relating to the volume shortfall.

  Fruit Juices and Other

     Reported and attributed revenues for fruit juices and other increased six percent in the quarter driven by the continued strength of Tropicana Pure Premium in the United States, where Tropicana Pure Premium volume increased six percent. Tropicana's value share of the chilled orange juice market was 40 percent for the quarter, a slight drop of less than one percent, attributable to Tropicana's more price sensitive Season's Best line (from concentrate products). Internationally, Tropicana Dole Beverages volumes were up three percent as sales in Asia continued to be strong, but Europe experienced softness due to unusually cool weather. However, international revenues were essentially unchanged versus the prior year due to an unfavorable exchange variance.

     EBITDA for fruit juices and other increased 15 percent in the quarter to $63 million driven by the strong performance in North America. The improved results reflect the Pure Premium volume increases as well as higher margins resulting from the benefits of reengineering activities. The margin growth was achieved despite a substantial increase in advertising designed to enhance Tropicana Pure Premium's leadership market position.

ENTERTAINMENT

     Reported and attributed revenues for entertainment operations increased two percent and four percent, respectively, versus the prior year period as all divisions except filmed entertainment posted gains. EBITDA increased six percent to $234 million as improvements in filmed entertainment, recreation and publishing more than offset lower EBITDA in music entertainment. Operating income declined three percent reflecting higher amortization of goodwill relating to the Interscope Records and Brillstein-Grey Entertainment investments.

  Filmed Entertainment

     Reported and attributed revenues decreased five percent and three percent, respectively, while EBITDA increased nine percent in the quarter to $152 million. The motion picture group declined from the prior year as the theatrical results of Twister (a joint venture with Warner Brothers) and The Nutty Professor did not match last summer's strong movie slate of Apollo 13, Babe and Casper. EBITDA from the television group improved as a result of the new pay and free television agreements in Germany with the Kirch Group and RTL, respectively, and higher domestic library sales. The contribution of USA Networks, our 50 percent owned joint venture, was higher than last year mainly due to greater advertising and affiliate revenues from increased subscribers.

  Music Entertainment

     Reported and attributed revenues increased $6 million or two percent compared to the prior year quarter while EBITDA declined $14 million to $7 million. The decline in EBITDA reflects the planned investment program in music entertainment as spending for new artists and labels and the expansion of international operations continued. The impact of the investment spending in the first quarter was partially offset by an increase in the number of new releases and particularly strong unit sales of new releases including New Edition, BLACKstreet and Tricia Yearwood.

  Recreation

     Reported and attributed revenues increased 34 percent and 38 percent, respectively, and EBITDA increased $10 million or 20 percent versus the prior year quarter. The increase in both revenues and EBITDA reflects the success of the two new attractions: Jurassic Park-The Ride in Hollywood and Terminator 2:
3-D in Florida. At Universal Studios Hollywood, attendance increased 35 percent, while Universal Studios Florida had a nine percent increase in attendance. Per capita spending increased six percent at both parks. The earnings from the increased attendance associated with the new attractions were partially offset by higher marketing expenses and business development spending associated with potential theme park and CityWalk expansion opportunities in Asia and Europe.

  Publishing and Other

     Reported and attributed revenues increased 21 percent and 19 percent, respectively, and EBITDA increased $4 million to $15 million due to the release of Tom Clancy's Executive Orders in hardcover. Spencer Gifts results increased as comparable stores sales rose five percent versus the prior year.

CORPORATE EXPENSES AND INTEREST, NET AND OTHER

     Corporate expenses increased to $28 million from $12 million in the prior year primarily reflecting expenses associated with reengineering initiatives. Interest, net and other for the period was $7 million and included net interest expense of $77 million, which was substantially offset by the $60 million gain on the sale of the DuPont warrants as well as $10 million in dividend income from the DuPont and Time Warner investments.

NET INCOME

     Net income was $166 million or $.45 per share for the current quarter compared to $66 million or $.18 per share in the prior year quarter. Excluding the $39 million after tax gain on the sale of the DuPont warrants, net income was $127 million or $.34 per share. The effective tax rate for the current quarter was 38 percent, significantly lower than the prior year rate of 64 percent which included an adjustment to reflect the inclusion of MCA for the first time.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets decreased to $6.5 billion at September 30, 1996 from $6.9 billion at June 30, 1996, reflecting the sale of the DuPont warrants. Current liabilities at September 30, 1996 were $4.3 billion compared to $4.7 billion at June 30, 1996 as a portion of the proceeds from the sale of the DuPont equity warrants was used to reduce short-term borrowings. Shareholders' equity was $9.2 billion at September 30, 1996. Net debt was $3.8 billion compared to $4.1 billion at June 30, 1996 reflecting a reduction in short-term borrowings.

     Net cash flow from operating activities was $446 million in the quarter ended September 30, 1996 compared to $306 million in the prior year quarter. In the current year, working capital, excluding current income tax liabilities, utilized approximately $200 million more cash than the prior year. The higher working capital requirements were primarily due to the timing of expenses. In the prior year, a tax payment associated with the redemption by DuPont of 156 million shares of its common stock owned by the Company reduced cash flow from operations by approximately $500 million.

     Net cash provided from investing activities was $36 million in the quarter reflecting the $500 million in proceeds from the sale of the DuPont warrants, which was substantially offset by film production costs of $351 million and capital expenditures of $117 million. The prior year reflected a net use of funds of $533 million, primarily representing film production costs of $443 million and capital expenditures of $118 million. In addition, the Company's liquidity is enhanced by its investment in Time Warner stock which had a market value of $2.2 billion on September 30, 1996. As previously indicated, management continues to evaluate options relating to this investment, including a possible sale of the investment.

     Financing activities in the current quarter reflect a decrease in short-term borrowings as a portion of the proceeds from the DuPont warrants was used to reduce outstanding short-term borrowings. In addition, the Company repurchased shares at a cost of $91 million and paid dividends totalling $56 million. The Company recently announced a ten percent increase in the quarterly dividend to $.165 per share effective in December 1996. In the comparable prior year period financing activities reflected an increase in short-term borrowings, primarily to fund the tax payment related to the DuPont redemption.

     The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to the description of the Federal Trade Commission investigation described on pages 12-13 of the Company's Transition Report on Form 10-K for the transition period ended June 30, 1996 (the "Form 10-K"). By letters dated October 3, 1996 and October 22, 1996, the Federal Trade Commission notified MCA that it was closing its investigation.

     Reference is made to the litigation entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., described on page 13 of the Form 10-K. The action was removed to Federal court on August 5, 1996. A motion to remand to state court was filed on August 21, 1996.

     Reference is made to the litigations entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation and Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., described on page 14 of the Form 10-K. The trial of both actions commenced on October 15, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

     A total of 316,058,148 common shares were voted in person or by proxy at the Annual Meeting of Shareholders on October 30, 1996 representing 84.63 percent of the shares entitled to be voted. Business was transacted as follows:

     1. Election of Directors: The persons listed below were elected to serve on the Board of Directors until the next annual meeting. The vote tabulation with respect to each person follows:

                                             VOTES CAST        VOTES CAST AGAINST
                 DIRECTOR                        FOR              OR WITHHELD
    -----------------------------------      -----------       ------------------
    Edgar M. Bronfman..................      314,321,058            1,737,090
    The Hon. Charles R. Bronfman.......      314,323,678            1,734,470
    Edgar Bronfman, Jr.................      314,304,698            1,753,450
    Samuel Bronfman II.................      314,329,998            1,728,150
    Matthew W. Barrett.................      313,624,820            2,433,328
    Frank J. Biondi, Jr................      314,238,546            1,819,602
    The Hon. William G. Davis..........      314,253,518            1,804,630
    The Hon. Paul Desmarais............      289,654,897           26,403,251
    Michele J. Hooper..................      314,287,814            1,770,334
    David L. Johnston..................      314,325,372            1,732,776
    The Hon. E. Leo Kolber.............      314,273,262            1,784,886
    Marie-Josee Kravis.................      314,324,661            1,733,487
    Robert W. Matschullat..............      314,329,469            1,728,679
    C. Edward Medland..................      314,289,933            1,768,215
    Lew R. Wasserman...................      309,529,068            6,529,080
    John S. Weinberg...................      313,611,785            2,446,363

     2. Approval of Senior Executive Short-term Incentive Plan: The proposal to approve the Company's Senior Executive Short-term Incentive Plan was approved by a vote of 304,444,090 shares for and 11,614,058 shares against, withheld, abstentions and broker nonvotes.

     3. Shareholder Proposal: A shareholder proposal regarding, among other things, the separation of the Company's entertainment and beverage businesses was rejected by a vote of 303,235,284 shares against, withheld, abstentions and broker nonvotes and 12,882,864 shares for.

4. Ratification of Independent Accountants: The proposal to ratify the appointment of Price Waterhouse as independent accountants to serve until the next annual meeting was approved by a vote of 315,771,881 shares for and 286,267 shares against, withheld, abstentions and broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     The Exhibit Index filed with this Form 10-Q is on page 14.

(b) Current Reports on Form 8-K

     1. A Current Report on Form 8-K dated July 24, 1996 was filed (i) to report under Item 5 the repurchase by DuPont from the Company of the DuPont warrants, and (ii) to file under Item 7 a press release announcing, among other things, such repurchase.

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

                                          THE SEAGRAM COMPANY LTD.
                                                 (Registrant)

                                          By:  /s/  Robert W. Matschullat
                                                    Robert W. Matschullat
                                       Vice Chairman and Chief Financial Officer
                                             (Principal Financial Officer)

Dated:  November 14, 1996

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                  DESCRIPTION OF EXHIBIT
----------- ----------------------------------------------------------------------------------
12(a)   --  Computation of Ratio of Earnings to Fixed Charges -- The Seagram Company Ltd.
12(b)   --  Computation of Ratio of Earnings to Fixed Charges -- Joseph E. Seagram & Sons,
              Inc.
27       -- Financial Data Schedule