Form 10-Q
period 1996-12-31
SEAGRAM CO LTD
filed 1997-02-14
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

Yes  X       No
    ---         ---

As of January 31, 1997, there were 370,758,256 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                   Page No.
                                                                   --------

PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements

                  Consolidated Statement of Income and
                    Retained Earnings -
                    Quarter and Six Months Ended
                    December 31, 1996 and 1995                          1

                  Consolidated Balance Sheet -
                    December 31 and June 30, 1996                       2

                  Consolidated Statement of Cash Flows -
                    Six Months Ended December 31, 1996 and 1995         3

                  Notes to Consolidated Financial Statements          4-6

   Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                7-11


PART II.        OTHER INFORMATION

   Item 1.        Legal Proceedings                                    12

   Item 6.        Exhibits and Reports on Form 8-K                     12

Signatures                                                             13

Exhibit Index                                                          14

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)

                                                   QUARTER                     SIX MONTHS
                                              ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                           ------------------------      ------------------------
                                              1996           1995          1996            1995
                                              ----           ----          ----            ----
Revenues                                   $   3,749      $   3,560      $   6,693      $   6,531
Cost of revenues                               2,298          2,364          4,016          4,203
Selling, general and
   administrative expenses                     1,050          1,192          1,991          2,034
                                           ---------      ---------      ---------      ---------

OPERATING INCOME                                 401              4            686            294
Interest, net and other                           66             70             73            140
                                           ---------      ---------      ---------      ---------

                                                 335            (66)           613            154

Provision (Benefit) for income taxes             172            (44)           278             96

Minority interest                                  2              4              8             18
                                           ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                161            (26)           327             40

Retained earnings at beginning
   of period                                   8,413          8,545          8,389          8,535

Dividends paid                                   (61)           (56)          (117)          (112)

Shares purchased and retired                     (63)          --             (149)          --
                                           ---------      ---------      ---------      ---------

Retained earnings at end of period         $   8,450      $   8,463      $   8,450      $   8,463
                                           =========      =========      =========      =========

Net income (loss) per share                $     .43      $    (.07)     $     .88      $     .11
                                           =========      =========      =========      =========

Dividends paid per share                   $    .165      $     .15      $    .315      $     .30
                                           =========      =========      =========      =========

Average shares outstanding (thousands)       370,159        373,675        370,452        373,352
                                           =========      =========      =========      =========



The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)


                                                       DECEMBER 31,    JUNE 30,
                                                           1996          1996
                                                       ------------    --------
ASSETS

Current Assets
  Cash and short-term investments at cost,
    which approximates market                            $    331      $    279
  Receivables, net                                          2,323         1,770
  Inventories                                               3,022         3,142
  Film costs, net of amortization                             520           471
  DuPont warrants                                              --           440
  Deferred income taxes                                       402           402
  Prepaid expenses and other current assets                   338           382
                                                         --------      --------
    TOTAL CURRENT ASSETS                                    6,936         6,886
                                                         --------      --------

Common stock of DuPont                                        774           651
Common stock of Time Warner                                 2,129         2,228
Film costs, net of amortization                               942           783
Artists' contracts, advances and
   other entertainment assets                                 575           646
Deferred charges and other assets                             762           770
Property, plant and equipment, net                          2,923         2,951
Investments in unconsolidated companies                     2,184         2,162
Excess of cost over fair value of assets acquired           4,431         4,551
                                                         --------      --------

                                                         $ 21,656      $ 21,628
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings and indebtedness
    payable within one year                              $  1,328      $  1,850
  Accrued royalties and participations                        686           602
  Payables and accrued liabilities                          2,194         2,086
  Income and other taxes                                      395           149
                                                         --------      --------
    TOTAL CURRENT LIABILITIES                               4,603         4,687
                                                         --------      --------

Long-term indebtedness                                      2,539         2,562
Accrued royalties and participations                          353           388
Deferred income taxes                                         598           623
Deferred income taxes - DuPont share redemption             1,540         1,540
Other credits                                                 762           784
Minority interest                                           1,847         1,839
Shareholders' Equity
  Shares without par value (370,350,591 and
    373,059,014 shares, respectively)                         773           725
  Cumulative currency translation adjustments                (161)         (246)
  Cumulative gain on equity securities, net of tax            352           337
  Retained earnings                                         8,450         8,389
                                                         --------      --------
    TOTAL SHAREHOLDERS' EQUITY                              9,414         9,205
                                                         --------      --------

                                                         $ 21,656      $ 21,628
                                                         ========      ========


The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                SIX MONTHS
                                                              ENDED DECEMBER 31,
                                                               1996        1995
                                                               ----        ----
OPERATING ACTIVITIES
Net Income                                                    $ 327       $  40
                                                              -----       -----
Adjustments to reconcile net income
   to net cash provided
  Amortization of film costs                                    514         587
  Depreciation and amortization of assets                       179         167
  Amortization of excess of cost over fair
     value of assets acquired                                    96          80
  Gain on sale of DuPont warrants, pre-tax                      (60)         --
  Gain on sale of Putnam, pre-tax                               (64)         --
  Minority interest charged to income                             8          18
  Sundry                                                         42         (24)
  Changes in assets and liabilities
    Receivables                                                (629)       (434)
    Inventories                                                 130         136
    Prepaid expenses and other current assets                     1          13
    Artists' contracts, advances and
      other entertainment assets                                 (7)         56
    Payables and accrued liabilities                            126         529
    Accrued royalties and participations                         90         119
    Income and other taxes                                      235        (615)
    Deferred income taxes                                       (33)         47
    Other credits                                                20         (26)
                                                              -----       -----
                                                                648         653
                                                              -----       -----

Net cash provided by operating activities                       975         693
                                                              -----       -----

INVESTING ACTIVITIES
Film production                                                (731)       (607)
Capital expenditures                                           (226)       (253)
Proceeds from sale of DuPont warrants                           500          --
Proceeds from sale of Putnam                                    330          --
Acquisition of Multimedia Entertainment                         (54)         --
Sundry                                                           (3)         15
                                                              -----       -----
Net cash used for investing activities                         (184)       (845)
                                                              -----       -----

FINANCING ACTIVITIES
Dividends paid                                                 (117)       (112)
Issuance of shares upon exercise of stock options
  and conversion of LYONs                                        56          54
Shares purchased and retired                                   (157)         --
Increase in long-term indebtedness                                4         233
Decrease in long-term indebtedness                               (8)        (10)
(Decrease) Increase in short-term borrowings and
  indebtedness payable within one year                         (517)        244
                                                              -----       -----
Net cash (used for) provided by financing activities           (739)        409
                                                              -----       -----

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS               $  52       $ 257
                                                              =====       =====


The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Transition Report to Shareholders for the five-month transition period ended June 30, 1996 (the "Transition Period"). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the six months are not necessarily indicative of those expected for the fiscal year.

The Company changed its fiscal year end to June 30, effective June 30, 1996. For comparative purposes the Company's fiscal quarter and six months ended January 31, 1996 have been restated on the new fiscal year basis to reflect results for the three and six month periods ended December 31, 1995.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  Sale of The Putnam Berkley Group, Inc. ("Putnam")

On December 16, 1996, the Company completed the sale of Putnam, the book publishing division of Universal Studios Inc. ("Universal"), formerly known as MCA INC., to a subsidiary of Pearson plc for $330 million in cash. The results for the three months ended December 31, 1996 reflect a $64 million pre-tax gain ($0 after-tax) from the sale which is included in "Revenues" on the consolidated statement of income. There was no after-tax gain due to the write-off of goodwill allocated to Putnam, which has no associated tax benefit.

3.  Sale of the Warrants of E.I. du Pont de Nemours ("DuPont")

On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the six months ended December 31, 1996 included a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in "Interest, net and other" on the consolidated statement of income.


4.  Investment in DuPont

At December 31, 1996, the Company owned 8.2 million shares or approximately 1.5 percent of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.


5.  Investment in Time Warner Inc. ("Time Warner")

At December 31, 1996, the Company owned 56.8 million shares or approximately 11 percent of the outstanding common stock of Time Warner. The Company accounts for the investment at market value. The total cost of the investment was $2.17 billion.

6.  Supplementary Financial Statement Information

                                                                 1996
                                                      -------------------------
                                                      DECEMBER 31,     JUNE 30,
                                                      ------------     --------
                                                               (millions)
INVENTORIES

Beverages                                               $ 2,704         $ 2,789
Materials, supplies and other                               318             353
                                                        -------         -------
                                                        $ 3,022         $ 3,142
                                                        =======         =======

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost                  $ 4,176         $ 4,084
Accumulated depreciation                                 (1,253)         (1,133)
                                                        -------         -------
                                                        $ 2,923         $ 2,951
                                                        =======         =======


                                            QUARTER                   SIX MONTHS
                                       ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                       ------------------         ------------------
                                       1996          1995         1996          1995
                                       ----          ----         ----          ----
                                                         (millions)
EXCISE TAXES (included in
   revenues and cost of revenues)      $284          $310         $465          $496
                                       ====          ====         ====          ====



7.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (373,872 shares at December 31, 1996). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:

                                           QUARTER                  SIX MONTHS
                                      ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                      ------------------        ------------------
                                      1996          1995         1996        1995
                                      ----          ----         ----        ----
                                                       (millions)
    Revenues                         $1,042        $1,030       $1,983      $2,016
    Cost of revenues                    797           820        1,512       1,563
    Net income (loss)                    18           (34)          84          (3)

Consolidated Balance Sheet information for JES follows:

                                                                 1996
                                                   ------------------------------
                                                   DECEMBER 31,          JUNE 30,
                                                   ------------          --------
                                                              (millions)
Current assets                                        $ 1,613            $ 1,348
Noncurrent assets                                      12,067             11,702
                                                      -------            -------
                                                      $13,680            $13,050
                                                      =======            =======


Current liabilities                                   $ 1,084            $ 1,028
Noncurrent liabilities                                  3,586              3,175
Shareholder's equity                                    9,010              8,847
                                                      -------            -------
                                                      $13,680            $13,050
                                                      =======            =======


8.  Earnings Per Share and Common Shares

At December 31, 1996, there were 28,410,037 common shares potentially issuable upon the conversion of the LYONs described in Note 7 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is less than 3 percent.

In the six months ended December 31, 1996, the Company retired 4,601,400 common shares which were purchased on the open market and issued 1,892,977 shares upon the exercise of employee stock options and the conversion of LYONs.


9.  Reengineering Charge

In connection with a program to better position its beverage operations to achieve strategic growth objectives, the Company recorded a pretax charge of $290 million in the quarter ended December 31, 1995. The charge related principally to the Company's global spirits and wine manufacturing, financial, marketing and distribution systems and included rationalization of facilities in the U.S. and Europe and other costs related to the redesign of processes associated with the fulfillment of customer orders and the organizational structure under which the spirits and wine business operates.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company operates two core, global businesses: beverages and entertainment. The Company's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers, beers and mixers. The Company's entertainment unit, Universal Studios, Inc., produces and distributes motion picture, television and home video products; produces and distributes recorded music; and operates theme parks and retail stores.

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

                                           QUARTER ENDED            SIX MONTHS ENDED
                                            DECEMBER 31,              DECEMBER 31,
                                            ------------              ------------
                                          1996         1995         1996         1995
                                          ----         ----         ----         ----
                                                          (millions)
Reported Revenues                       $ 3,749      $ 3,560      $ 6,693      $ 6,531
                                        =======      =======      =======      =======

Beverages - EBITDA
   Spirits and Wine                     $   315      $   290      $   497      $   459
   Fruit Juices and Other                    65           57          128          112
                                        -------      -------      -------      -------
       Total Beverages EBITDA               380          347          625          571

Adjustment for Equity Companies              (2)          (4)          (5)          (6)
Depreciation and Amortization               (55)         (60)        (110)        (110)
Reengineering Charge                         --         (290)          --           (290)
                                        -------      -------      -------      -------

Beverages - Operating Income (Loss)         323           (7)         510          165

Entertainment - EBITDA
   Filmed Entertainment                      65           64          217          203
   Music Entertainment                       45           27           52           48
   Recreation and Other                      40           42          115          103
                                        -------      -------      -------      -------
       Total Entertainment EBITDA           150          133          384          354

Adjustment for Equity Companies             (23)         (23)         (47)         (44)
Depreciation and Amortization               (81)         (67)        (165)        (137)
Gain on Sale of Putnam                       64           --           64           --
                                        -------      -------      -------      -------

Entertainment - Operating Income            110           43          236          173

Corporate Expenses                          (32)         (32)         (60)         (44)
                                        -------      -------      -------      -------

TOTAL OPERATING INCOME                  $   401      $     4      $   686      $   294
                                        =======      =======      =======      =======

Reported revenues for the quarter ended December 31, 1996 increased five percent to over $3.7 billion as gains at the Tropicana Dole Beverages unit (five percent) and Universal (nine percent) more than offset a two percent decline in spirits and wine revenues. Reported revenues for the quarter ended December 31, 1996 included a $64 million pre-tax gain on the Putnam sale. Excluding the gain on the sale of Putnam and the reengineering charge, operating income increased 15 percent to $337 million. The operating income comparison excludes the $290 million pre-tax reengineering charge for the beverage operations last year and the $64 million pre-tax gain on the sale of Putnam in this year's quarter.

Attributed revenues for the second quarter rose to over $4.0 billion and EBITDA increased ten percent to $530 million. EBITDA for the beverage operations increased ten percent in the quarter versus the prior year reflecting strong growth in both spirits and wine and the fruit juices and other operations. Universal also reflected strong results as EBITDA increased 13 percent.


Beverage Operations

In the quarter ended December 31, 1996, the Beverages segment contributed $2.12 billion to reported revenues and $323 million to operating income versus $2.13 billion of reported revenues and $283 million of operating income in the prior year, excluding the $290 million reengineering charge principally attributable to spirits and wine operations.

For the six months, reported revenues were $3.7 billion, compared to $3.8 billion in the prior year. Excluding the reengineering charge in the prior year, operating income for the six months ended December 31, 1996 increased twelve percent to $510 million reflecting year-to-date improvements in both spirits and wine and fruit juices and other operations.


Spirits and Wine

In the second quarter, reported and attributed revenues declined two percent as growth in North America was more than offset by lower revenues in Europe and Asia. The impact of foreign currency translation on reported results was insignificant in the quarter. The lower revenues in Europe and Asia resulted from continued competitive pressures and were negatively impacted by price increases taken last spring. In Europe revenue declines were largely attributable to Germany, where Mumm Sekt volumes were down significantly. Excluding Germany, revenues in Europe were up two percent in the quarter. Revenues in Asia were impacted by volume declines in Greater China and the duty free business. In the Americas, revenues increased five percent as North America, driven by Absolut and Captain Morgan, increased sales by $39 million in the quarter. The growth in North America was partially offset by a $7 million decline in revenues in Latin America as weakness in Venezuela more than offset improvements in Brazil and Mexico.

In the current quarter, spirits and wine volumes fell four percent as the performance of key brands was mixed. In North America, results reflect strong sales volume for several brands, including Captain Morgan (+13 percent) and Seagram's Gin (+3 percent). Certain key international brands were down, however, including Mumm Sekt (-41 percent), Chivas (-10 percent), and Martell (-6 percent). The declines were partially offset by higher worldwide Absolut volumes (+28 percent), a portion of which was due to timing of shipments.

EBITDA was $315 million for the quarter, up nine percent despite the decline in revenues. The $25 million increase was driven principally by a particularly strong performance in North America, higher per case margins from recent price increases and continuing efficiencies from reengineering. Brand spending for the quarter was down in total although spending levels varied from region to region. The overall decline in brand spending reflected the timing of expenses and the volume shortfall.

Fruit Juices and Other

In the current quarter, reported and attributed revenues for fruit juices and other increased four percent and five percent, respectively as results in North America continue to be strong. Tropicana Pure Premium volumes increased eight percent in North America in the quarter. Our share of the growing not from concentrate juice market in the United States was maintained at 71% during the quarter, led by the continued success of Tropicana Pure Premium and the introduction of a new flavor - Tangerine Orange. Internationally, improved volumes in Asia and the United Kingdom, were offset by volume shortfalls in France. The volume shortfall in France was mainly due to a change in reporting periods in the prior year when the Tropicana Dole Beverages International operations changed to a current reporting basis in France from a one month lag. As a result of the change, the current year quarter ended December 31, 1996 is compared to a four month period in the prior year.

EBITDA for fruit juices and other increased 14 percent in the quarter to $65 million reflecting the strong performance of Tropicana Pure Premium in North America. Overall, Fruit Juices and Other margins increased in the second quarter to 12.8 percent from 11.7 percent in the prior year, despite a significant increase in advertising expenditures. The improved margins reflect increased operating efficiencies from reengineering activities.


Entertainment

In the current quarter, reported and attributed revenues increased nine percent, before the pre-tax gain from the sale of Putnam. Operating income increased seven percent on improved music results, despite higher amortization of goodwill in the current year relating to the Interscope Records and Brillstein-Grey Entertainment investments.

Excluding the gain on Putnam, reported and attributed revenues increased six percent for the six months ended December 31, 1996. For the six months, operating income declined $1 million, despite improvements in all business lines, as higher goodwill amortization from the Interscope and Brillstein-Grey Entertainment investments offset the increase in operating results.

As a result of the sale of Universal's book publishing business, the Entertainment segment's operations are presented with three components: Filmed Entertainment, Music Entertainment and Recreation and Other. Recreation and Other includes recreation operations, retail stores, the Company's share of the earnings of Sega GameWorks and new media ventures as well as publishing results through December 16, 1996.

Filmed Entertainment

Reported and attributed revenues for the quarter decreased two percent and one percent, respectively, while EBITDA increased two percent in the quarter to $65 million. Results for the motion picture group improved, primarily due to successful theatrical results from The Nutty Professor and Twister (a joint venture with Warner Brothers). Television EBITDA declined as higher income from new international pay and free television agreements was more than offset by deficit spending on network production. In December, Universal acquired Gannett's Multimedia Entertainment unit which includes several syndicated talk shows.

Music Entertainment

Reported and attributed revenues increased 41 percent in the current quarter compared to the prior year quarter and EBITDA increased $18 million to $45 million. The improvement in EBITDA was achieved despite continued investment in new artists and labels and international expansion. The music group benefitted from a strong product release schedule. During the quarter ended December 31, 1996, Universal's share of the U.S. music business was 13.7 percent compared to 8.7 percent a year ago. While Universal's interest in Interscope Records, purchased in February 1996, contributed heavily to the market share gain, the improvement was broadly based.

Recreation and Other

Reported and attributed revenues increased five percent and seven percent, respectively, and EBITDA declined $2 million to $40 million. The five percent decline in EBITDA this quarter was primarily due to publishing, which had several strong releases last year. In addition, the lower results reflected start up costs for Sega GameWorks, which will open its first location based entertainment center in Seattle in March. Theme park revenues and EBITDA rose significantly due to higher attendance and per capita spending in both the Hollywood and Orlando parks. At Universal Studios Hollywood, attendance and spending both rose nine percent. At Universal Studios Florida, attendance and spending were up seven percent. The two new attractions, Jurassic Park - The Ride in Hollywood and Terminator 2: 3-D in Florida were primarily responsible for the improved results.


Corporate Expenses and Interest, Net and Other

Corporate expenses were $32 million in both the current and prior year quarters. Interest, net and other for the quarter was $66 million and included net interest expense of $75 million, which was partially offset by $9 million in dividend income from the DuPont and Time Warner investments. In the prior year, "Interest, net and other" was $70 million, reflecting higher interest costs for the period reported in the first quarter.

For the six months ended December 31, 1996 and 1995, corporate expenses were $60 million and $44 million, respectively. The higher expenses in the current period were mainly due to reengineering initiatives. Interest, net and other for the six months ended December 31, 1996 was $73 million compared to $140 million in the prior year period. The current year period reflects a $60 million pre-tax gain on the sale of DuPont warrants reported in the first quarter.

Net Income

In the second quarter, net income was $161 million or $0.43 per share compared with $185 million or $0.50 per share excluding the reengineering charge last year. Including the reengineering charge, the prior year results reflected a net loss of $26 million or $0.07 per share. Excluding the impact of special, non-recurring items in both periods, net income for the six months ended December 31, 1996 and 1995 was $288 million and $251 million, respectively.

The income tax provision for the current quarter included $64 million of taxes on the gain on the sale of Putnam. The tax provision in the prior year quarter reflected a $79 million tax benefit related to the reengineering charge. The effective tax rate for the six months ended December 31, 1996 and 1995 was 39 percent for both periods. However, the effective income tax rate was 40 percent in the quarter ended December 31, 1996 compared to 16 percent in the prior year. The prior year reflects an adjustment to the anticipated full year rate.

Liquidity and Capital Resources

Current assets were $6.9 billion at December 31, 1996 and June 30, 1996 as a seasonal increase in trade receivables offset the impact of the sale of DuPont warrants. Current liabilities at December 31, 1996 were $4.6 billion compared to $4.7 billion at June 30, 1996 as a portion of the proceeds from the sales of Putnam and the DuPont equity warrants was used to reduce short-term borrowings. Shareholders' equity was $9.4 billion at December 31, 1996. Net debt was $3.5 billion compared to $4.1 billion at June 30, 1996 reflecting a reduction in short term borrowings.

Net cash flow from operating activities was $1.0 billion in the six months ended December 31, 1996 compared to $0.7 billion in the prior year period. A tax payment associated with DuPont's redemption of 156 million shares of its common stock owned by the Company reduced cash flow from operations by approximately $500 million in the 1995 period.

Net cash used for investing activities was $184 million in the six months ended December 31, 1996 as the proceeds from the sale of the DuPont warrants ($500 million) and the Putnam sale ($330 million) were more than offset by investments in film production, capital expenditures and other investments. In the prior year, cash used for investing activities reflected film production of $607 million and capital expenditures of $253 million. In addition, the Company's liquidity is enhanced by its investment in Time Warner stock which had a market value of $2.1 billion on December 31, 1996. As previously indicated, management continues to evaluate its options relating to this investment, including a possible sale of the investment.

Financing activities in the six months ended December 31, 1996 reflect a decrease in short-term borrowings as a portion of the proceeds from the sale of Putnam and the DuPont warrants was used to reduce outstanding short-term borrowings. In addition, the Company repurchased shares at a cost of $157 million and paid dividends totalling $117 million which reflects a ten percent increase in the quarterly dividend to $.165 per share effective in December 1996. In the comparable prior year period, financing activities reflected an increase in short- and long-term borrowings, primarily to fund the tax payment related to the DuPont redemption.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the litigation entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., described on page 13 of the Form 10-K. The action was removed to Federal court on August 5, 1996, and remanded back to state court on January 31, 1997, where it is now pending.

    Reference is made to the litigations entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation and Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., described on page 14 of the Form 10-K. The trial of both actions concluded on December 6, 1996. Following the consideration of post-trial briefs, the matter will be submitted for decision by the court.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibit Index filed with this Form 10-Q is on page 14.

(b) Current Reports on Form 8-K

1. A Current Report on Form 8-K dated November 27, 1996 was filed to (i) report under Item 5 an agreement to sell The Putnam Berkley Group, Inc. to a subsidiary of Pearson plc and (ii) file under Item 7 a press release announcing such agreement.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               THE SEAGRAM COMPANY LTD.
                                     (Registrant)




                               By: /s/ Robert W. Matschullat
                                   -----------------------------------------
                                   Robert W. Matschullat
                                   Vice Chairman and Chief Financial Officer
                                   (Principal Financial Officer)





Dated:  February 14, 1997

                                  EXHIBIT INDEX




   Exhibit
   Number            Description of Exhibit
   ------            ----------------------

    12(a)            Computation of Ratio of Earnings to Fixed Charges
                       - The Seagram Company Ltd.

    12(b)            Computation of Ratio of Earnings to Fixed Charges
                       - Joseph E. Seagram & Sons, Inc.

    27               Financial Data Schedule