Form 10-Q
period 1997-03-31
SEAGRAM CO LTD
filed 1997-05-15
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                          Commission File Number 1-2275


                            THE SEAGRAM COMPANY LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Canada                                       None
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)



               1430 Peel Street, Montreal, Quebec, Canada      H3A 1S9
--------------------------------------------------------------------------------
                (Address of principal executive offices)     (Zip Code)


                                  514-849-5271
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of April 30, 1997, there were 366,817,402 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                                                   Page No.

PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

                 Consolidated Statement of Income and
                        Retained Earnings -
                        Quarter and Nine Months Ended
                        March 31, 1997 and 1996                                                      1

                 Consolidated Balance Sheet -
                        March 31, 1997 and June 30, 1996                                             2

                 Consolidated Statement of Cash Flows -
                        Nine Months Ended March 31, 1997 and 1996                                    3

                 Notes to Consolidated Financial Statements                                          4-6

  Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                7-11


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings                                                                          12

  Item 6. Exhibits and Reports on Form 8-K                                                           12

  Signatures                                                                                         13

  Exhibit Index                                                                                      14

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)



                                                         QUARTER                    NINE MONTHS
                                                      ENDED MARCH 31,              ENDED MARCH 31,
                                                    1997          1996           1997            1996
                                                 ---------      ---------      ---------      ---------

Revenues                                         $   2,847      $   2,635      $   9,540      $   9,166
Cost of revenues                                     1,755          1,652          5,771          5,855
Selling, general and administrative expenses           966            875          2,957          2,909
                                                 ---------      ---------      ---------      ---------

OPERATING INCOME                                       126            108            812            402
Interest, net and other                                 61             66            134            206
                                                 ---------      ---------      ---------      ---------
                                                        65             42            678            196

Provision for income taxes                              34             28            312            124

Minority interest                                        4              1             12             19
                                                 ---------      ---------      ---------      ---------

NET INCOME                                              27             13            354             53

Retained earnings at beginning of period             8,450          8,463          8,389          8,535

Dividends paid                                         (61)           (56)          (178)          (168)

Shares purchased and retired                           (50)           (19)          (199)           (19)
                                                 ---------      ---------      ---------      ---------

Retained earnings at end of period               $   8,366      $   8,401      $   8,366      $   8,401
                                                 =========      =========      =========      =========

Net income per share                             $    0.07      $    0.04      $    0.96      $    0.15
                                                 =========      =========      =========      =========

Dividends paid per share                         $   0.165      $    0.15      $    0.48      $    0.45
                                                 =========      =========      =========      =========

Average shares outstanding (thousands)             370,659        374,444        370,520        373,713
                                                 =========      =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                                   MARCH 31,      JUNE 30,
                                                                                     1997          1996
                                                                                     ----          ----
ASSETS
Current Assets
  Cash and short-term investments at cost, which approximates market              $    423      $    279
  Receivables, net                                                                   1,884         1,770
  Inventories                                                                        2,946         3,142
  Film costs, net of amortization                                                      637           471
  DuPont warrants                                                                       --           440
  Deferred income taxes                                                                369           402
  Prepaid expenses and other current assets                                            327           382
                                                                                  --------      --------
    TOTAL CURRENT ASSETS                                                             6,586         6,886
                                                                                  --------      --------

Common stock of DuPont                                                                 871           651
Common stock of Time Warner                                                          2,455         2,228
Film costs, net of amortization                                                        780           783
Artists' contracts, advances and other entertainment assets                            525           646
Deferred charges and other assets                                                      805           770
Property, plant and equipment, net                                                   3,044         2,951
Investments in unconsolidated companies                                              2,125         2,162
Excess of cost over fair value of assets acquired                                    4,374         4,551
                                                                                  --------      --------
                                                                                  $ 21,565      $ 21,628
                                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                  $  1,369      $  1,850
  Accrued royalties and participations                                                 720           602
  Payables and accrued liabilities                                                   1,957         2,086
  Income and other taxes                                                               313           149
                                                                                  --------      --------
    TOTAL CURRENT LIABILITIES                                                        4,359         4,687
                                                                                  --------      --------

Long-term indebtedness                                                               2,480         2,562
Accrued royalties and participations                                                   384           388
Deferred income taxes                                                                  747           623
Deferred income taxes - DuPont share redemption                                      1,540         1,540
Other credits                                                                          784           784
Minority interest                                                                    1,851         1,839
Shareholders' Equity
  Shares without par value (369,601,274 and 373,059,014 shares, respectively)          789           725
  Cumulative currency translation adjustments                                         (363)         (246)
  Cumulative gain on equity securities, net of tax                                     628           337
  Retained earnings                                                                  8,366         8,389
                                                                                  --------      --------
    TOTAL SHAREHOLDERS' EQUITY                                                       9,420         9,205
                                                                                  --------      --------
                                                                                  $ 21,565      $ 21,628
                                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                                     NINE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                   1997        1996
                                                                                   ----        ----
OPERATING ACTIVITIES
Net Income                                                                       $   354      $    53
                                                                                 -------      -------
Adjustments to reconcile net income to net cash provided
  Amortization of film costs                                                         817          861
  Depreciation and amortization of assets                                            261          246
  Amortization of excess of cost over fair value of assets acquired                  146          121
  Gain on sale of DuPont warrants, pre-tax                                           (60)          --
  Gain on sale of Putnam, pre-tax                                                    (64)          --
  Minority interest charged to income                                                 12           19
  Sundry                                                                              77            7
  Changes in assets and liabilities
    Receivables                                                                     (224)         151
    Inventories                                                                       39           (9)
    Prepaid expenses and other current assets                                          7          (18)
    Artists' contracts, advances and other entertainment assets                       30           28
    Payables and accrued liabilities                                                 (77)         246
    Accrued royalties and participations                                             155           95
    Income and other taxes                                                           151         (592)
    Deferred income taxes                                                              9           27
    Other credits                                                                     (8)          36
                                                                                 -------      -------
                                                                                   1,271        1,218
                                                                                 -------      -------

Net cash provided by operating activities                                          1,625        1,271
                                                                                 -------      -------

INVESTING ACTIVITIES
Film production                                                                     (992)        (879)
Capital expenditures                                                                (336)        (353)
Proceeds from sale of DuPont warrants                                                500           --
Proceeds from sale of Putnam                                                         330           --
Acquisition of Multimedia Entertainment                                              (55)          --
Acquisition of interest in Interscope Records                                         --         (200)
Sundry                                                                              (113)        (141)
                                                                                 -------      -------
Net cash used for investing activities                                              (666)      (1,573)
                                                                                 -------      -------

FINANCING ACTIVITIES
Dividends paid                                                                      (178)        (168)
Issuance of shares upon exercise of stock options and conversion of LYONs             75           63
Shares purchased and retired                                                        (210)         (21)
Increase in long-term indebtedness                                                     7          276
Decrease in long-term indebtedness                                                   (32)         (72)
(Decrease) increase in short-term borrowings and indebtedness payable within        (477)         343
     one year                                                                    -------      -------
Net cash (used for) provided by financing activities                                (815)         421
                                                                                 -------      -------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                  $   144      $   119
                                                                                 =======      =======



   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Transition Report to Shareholders for the five-month period ended June 30, 1996 (the "Transition Period"). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the nine months are not necessarily indicative of those expected for the fiscal year.

The Company changed its fiscal year end to June 30, effective June 30, 1996. For comparative purposes the Company's prior year fiscal quarters have been restated on the new fiscal year basis to reflect results for the three and nine month periods ended March 31, 1996.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.  Sale of The Putnam Berkley Group, Inc. ("Putnam")

On December 16, 1996, the Company completed the sale of Putnam, the book publishing division of Universal Studios, Inc. ("Universal"), formerly known as MCA INC., to a subsidiary of Pearson plc. Proceeds from the sale, after giving effect to the repayment of an intercompany account, post closing adjustments and certain expense reimbursements, were $330 million. The results for the nine months ended March 31, 1997 reflect a $64 million pre-tax gain ($0 after-tax) from the sale which is included in "Revenues" on the consolidated statement of income. There was no after-tax gain due to the write-off of goodwill allocated to Putnam, which has no associated tax benefit.


3.  Sale of the Warrants of E.I. du Pont de Nemours ("DuPont")

On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the nine months ended March 31, 1997 included a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in "Interest, net and other" on the consolidated statement of income.


4.  Investment in DuPont

At March 31, 1997, the Company owned 8.2 million shares or approximately 1.5 percent of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.


5.  Investment in Time Warner Inc. ("Time Warner")

At March 31, 1997, the Company owned 56.8 million shares or approximately 11 percent of the outstanding common stock of Time Warner. The Company accounts for the investment at market value. The total cost of the investment was $2.17 billion.

6.   Supplementary Financial Statement Information

                                                        MARCH 31,              JUNE 30,
                                                          1997                  1996
                                                          ----                  ----
                                                                   (millions)

INVENTORIES
Beverages                                                $2,652                $2,789
Materials, supplies and other                               294                   353
                                                         ------                ------
                                                         $2,946                $3,142
                                                         ======                ======


PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost                   $4,323                $4,084
Accumulated depreciation                                 (1,279)               (1,133)
                                                         ------                ------
                                                         $3,044                $2,951
                                                         ======                ======


                                                                                     QUARTER                  NINE MONTHS
                                                                                  ENDED MARCH 31,             ENDED MARCH 31,
                                                                              1997            1996          1997          1996
                                                                              ----            ----          ----          ----
                                                                                                  (millions)
EXCISE TAXES (included in revenues and cost of revenues)                     $ 154           $ 142         $ 619         $ 638
                                                                             -----           -----         -----         -----



7.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (359,599 shares at March 31, 1997). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:

                                                        QUARTER                               NINE MONTHS
                                                     ENDED MARCH 31,                         ENDED MARCH 31,
                                                  1997            1996                   1997            1996
                                                  ----            ----                   ----            ----
                                                                           (millions)

    Revenues                                      $925            $847                 $2,908          $2,863
    Cost of revenues                              $645            $667                 $2,157          $2,230
    Net income (loss)                              $16            ($38)                  $100            ($41)

Consolidated Balance Sheet information for JES follows:


                                               MARCH 31,                    JUNE 30,
                                                1997                         1996
                                                ----                         ----
                                                           (millions)

    Current assets                            $ 2,297                      $ 1,348
    Noncurrent assets                          11,669                       11,702
                                               ------                       ------
                                              $13,966                      $13,050
                                              =======                      =======


    Current liabilities                       $ 1,578                      $ 1,028
    Noncurrent liabilities                      3,298                        3,175
    Shareholder's equity                        9,090                        8,847
                                                -----                        -----
                                              $13,966                      $13,050
                                              =======                      =======




8.  Earnings Per Share and Common Shares

At March 31, 1997, there were 27,789,131 common shares potentially issuable upon the conversion of the LYONs described in Note 7 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is less than 3 percent.

In the nine months ended March 31, 1997, the Company retired 5,984,600 common shares which were purchased on the open market and issued 2,526,860 shares upon the exercise of employee stock options and the conversion of LYONs.

The Company plans to implement FAS 128, Earnings per Share, effective with the second quarter of the fiscal year ending June 30, 1998. Had FAS 128 been implemented as of July 1, 1996, the Company would have reported Basic and Diluted earnings per share of $0.07 for the quarter ended March 31, 1997. For the nine months ended March 31, 1997, Basic earnings per share of $0.96 and Diluted earnings per share of $0.95 would have been reported.



9.  Reengineering Charge

In connection with a program to better position its beverage operations to achieve strategic growth objectives, the Company recorded a pretax charge of $290 million in the nine months ended March 31, 1996. The charge related principally to the Company's global spirits and wine manufacturing, financial, marketing and distribution systems and included rationalization of facilities in the U.S. and Europe and other costs related to the redesign of processes associated with the fulfillment of customer orders and the organizational structure under which the spirits and wine business operates.

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

                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                                1997             1996            1997             1996
                                              -------          -------          -------          -------
                                                                      (millions)
Reported Revenues                             $ 2,847          $ 2,635          $ 9,540          $ 9,166
                                              =======          =======          =======          =======

Beverages - EBITDA
   Spirits and Wine                           $   143          $   131          $   640          $   590
   Fruit Juices and Other                          50               43              178              155
                                              -------          -------          -------          -------
               Total Beverages EBITDA             193              174              818              745

Adjustment for Equity Companies                    (1)              (1)              (6)              (7)
Depreciation and Amortization                     (55)             (53)            (165)            (163)
Reengineering Charge                               --               --               --             (290)
                                              -------          -------          -------          -------

Beverages - Operating Income                      137              120              647              285

Entertainment - EBITDA
   Filmed Entertainment                            87              109              304              312
   Music Entertainment                             10              (13)              62               35
   Recreation and Other                            17               12              132              115
                                              -------          -------          -------          -------
       Total Entertainment EBITDA                 114              108              498              462

Adjustment for Equity Companies                   (25)             (22)             (72)             (66)
Depreciation and Amortization                     (77)             (67)            (242)            (204)
Gain on Sale of Putnam                             --               --               64               --
                                              -------          -------          -------          -------

Entertainment - Operating Income                   12               19              248              192

Corporate Expenses                                (23)             (31)             (83)             (75)
                                              -------          -------          -------          -------

TOTAL OPERATING INCOME                        $   126          $   108          $   812          $   402
                                              =======          =======          =======          =======

Reported revenues for the quarter ended March 31, 1997 increased eight percent to over $2.8 billion reflecting revenue gains at all business units. Spirits and Wine revenues were up three percent, The Seagram Beverage Group rose seven percent and Universal revenues increased 13 percent. Operating income for the quarter increased 17 percent to $126 million. Reported revenues for the nine months ended March 31, 1997 increased four percent including a $64 million pre-tax gain on the Putnam sale. Excluding the gain on the sale of Putnam and the $290 million pre-tax reengineering charge for the beverage operations last year, reported revenues increased three percent to almost $9.5 billion and operating income for the nine months increased eight percent to $748 million.

Attributed revenues for the third quarter rose nine percent to $3.2 billion and EBITDA also increased nine percent to $307 million. EBITDA for the beverages segment increased 11 percent in the quarter versus the prior year reflecting strong growth in both the Spirits and Wine and the Fruit Juices and Other operations. Universal also reflected strong results as EBITDA increased six percent. The Universal results are impacted by the sale of the publishing operations in December 1996. Excluding the Putnam operations, Universal's EBITDA increased 12 percent in the quarter.


Beverage Operations

In the quarter ended March 31, 1997, the Beverages segment contributed $1.56 billion to reported revenues and $137 million to operating income versus $1.49 billion of reported revenues and $120 million of operating income in the prior year.

For the nine months, reported revenues were flat with the prior year at $5.27 billion. Excluding the $290 million prior year reengineering charge principally related to Spirits and Wine operations, operating income for the nine months ended March 31, 1997 increased 13 percent to $647 million reflecting year-to-date improvements in both Spirits and Wine and Fruit Juices and Other operations.

Spirits and Wine
In the third quarter, reported and attributed revenues increased three percent and one percent, respectively, following two quarters of decline. Revenues in Europe grew slightly in the quarter as Mumm Sekt volumes rose. Revenues in the Americas declined largely due to weakness in Venezuela. A decrease in Asia Pacific attributed revenues was primarily caused by lower spirits consumption in Korea due to difficult economic and market conditions. Excluding the impact of unfavorable foreign currency translation on reported results, Spirits and Wine reported revenues would have grown six percent in the quarter.

In the current quarter, Spirits and Wine volumes fell one percent as the performance of global brands continued to be mixed. Volumes for both Royal Salute (+12 percent) and Mumm Sekt (+45 percent), which were down substantially in the first half of the year, increased in the quarter. Captain Morgan (+15 percent) and Absolut (+5 percent) continued their strong volume growth. Certain key international brands, while continuing to be down, have moderated their declines, including Chivas Regal (-7 percent) and Martell (-5 percent). Crown Royal volumes (-5 percent) declined in the quarter as a result of timing, but were up for the nine months.

EBITDA was $143 million for the quarter, up nine percent despite the modest decline in volumes. The $12 million increase reflects continued growth in the Americas, improvements in both Europe and Asia Pacific, higher per case margins from recent price increases and continuing efficiencies from reengineering. Brand spending for the quarter was down slightly in total although consumer advertising was up over ten percent. Quarterly results include a gain on sale of Heidsieck Monopole, a French champagne production company, which was almost entirely offset by an adjustment to the carrying value of inventory held by joint ventures in the Far East.

Fruit Juices and Other
In the current quarter, reported and attributed revenues for Fruit Juices and Other increased seven percent and eight percent, respectively as results in North America continued to be strong. Tropicana Pure Premium volumes increased 12 percent in North America in the quarter. The Tropicana Dole Beverages* share of the not-from-concentrate juice market in the United States is almost 72%, up two percentage points over last year, led by the continued success of Tropicana Pure Premium and the introduction of new flavors including Tangerine Orange. Internationally, volumes grew 11 percent in the quarter primarily due to increases in the United Kingdom and Asia.

EBITDA for Fruit Juices and Other increased 16 percent in the quarter to $50 million reflecting the strong performance of Tropicana Pure Premium in North America. Overall, Fruit Juices and Other margins increased in the third quarter to 9.4 percent from 8.7 percent in the prior year, despite a significant increase in advertising expenditures. Improved operating efficiencies from reengineering initiatives have contributed to the margin growth.

Entertainment

In the current quarter, reported and attributed revenues increased 13 percent and 16 percent, respectively. Operating income declined $7 million to $12 million as improved results in music and recreation were more than offset by a decline in filmed entertainment, the absence of Putnam and the higher amortization of goodwill in the current year relating to the Interscope Records and Brillstein-Grey Entertainment investments.

Excluding the gain on Putnam, reported and attributed revenues increased eight percent and nine percent, respectively, for the nine months ended March 31, 1997. For the nine months, operating income excluding the gain on Putnam declined $8 million, due to a decline in filmed entertainment and higher goodwill amortization from the Interscope and Brillstein-Grey Entertainment investments.

As a result of the sale of Universal's book publishing business in December 1996, the Entertainment segment's operations are presented in three components:
Filmed Entertainment, Music Entertainment and Recreation and Other. Recreation and Other includes recreation operations, retail stores, the Company's share of the earnings of Sega GameWorks and new media ventures as well as publishing results through December 16, 1996.

Filmed Entertainment
Reported and attributed revenues for the quarter increased 10 percent and 11 percent, respectively, but EBITDA declined to $87 million in the quarter, a decrease of 20 percent. Television EBITDA declined, despite income from new international pay and free television agreements. Deficit spending on network television production was considerably higher this year and several shows from last year, which were in a profit position, were cancelled. The motion picture group's results were slightly above last year's primarily due to the strong worldwide video results for Babe and Twister. Liar, Liar, which opened with only ten days remaining in the quarter, has been very successful. However, its contribution in the quarter has been limited by the timing of the opening and the expensing of all advertising costs. In addition, the favorable results were partially offset by the relatively weak box office performance of Dante's Peak and Fierce Creatures.

Music Entertainment
Reported and attributed revenues increased 51 percent and 61 percent, respectively, in the current quarter compared to the prior year quarter and EBITDA increased $23 million to $10 million. The music division continues to have strong volume results from current period releases as well as from certain prior period releases. New releases included albums by LIVE and Erykah Badu, and the GRIDLOCK'd and Lost Highway soundtracks. Shipments of prior period releases for No Doubt, The Wallflowers, BLACKstreet and Sublime continued to be strong. The improvement in EBITDA was mitigated by the continued investment in new artists and labels and international expansion.



*The Dole brand name is licensed from Dole Food Company, Inc.

Recreation and Other
Reported and attributed revenues decreased 21 percent and eight percent, respectively, however EBITDA increased $5 million to $17 million. The decline in revenues results from the sale of the publishing operation, which is included in last year's results, in December 1996. Theme park revenues and EBITDA rose significantly due to higher attendance and per capita spending in both the Hollywood and Orlando parks. At Universal Studios Hollywood, attendance increased 23 percent and per capita spending rose eight percent. At Universal Studios Florida, attendance was up five percent and per capita spending was up 12 percent. The two new attractions, Jurassic Park - The Ride in Hollywood and Terminator 2: 3-D in Florida were primarily responsible for the improved results.

Corporate Expenses and Interest, Net and Other

Corporate expenses were $23 million in the current quarter as compared to $31 million in the prior year, primarily reflecting a decline in reengineering activities. Interest, net and other for the quarter was $61 million and included net interest expense of $71 million, which was partially offset by $10 million in dividend income from the DuPont and Time Warner investments. In the prior year, Interest, net and other was $66 million. The $5 million decrease in the quarter versus the prior year is due to a lower average debt balance, which reflects the proceeds from the Putnam sale, and lower average borrowing rates.

For the nine months ended March 31, 1997 and 1996, corporate expenses were $83 million and $75 million, respectively. The higher expenses in the current period were mainly due to reengineering initiatives and to the increased stock bonus liability charge resulting from the higher share price versus the prior year. Interest, net and other for the nine months ended March 31, 1997 was $134 million compared to $206 million in the prior year period. The current year period reflects a $60 million pre-tax gain on the sale of DuPont warrants in the first quarter.

Net Income

In the third quarter, net income was $27 million or $0.07 per share compared with $13 million or $0.04 per share last year. For the nine months ended March 31, 1997, net income excluding non-recurring items (sale of DuPont warrants and Putnam) was $315 million or $0.85 per share compared with $264 million or $0.72 per share excluding the reengineering charge last year. Including the special, non-recurring items in both periods, net income for the nine months ended March 31, 1997 was $354 million or $0.96 per share compared to $53 million or $0.15 per share for the nine months ended March 31, 1996.

The income tax provision for the nine months ended March 31, 1997 includes $64 million of taxes on the gain on the sale of Putnam and $21 million on the gain on sale of DuPont warrants. The tax provision in the prior year nine month period reflected a $79 million tax benefit related to the reengineering charge. Excluding non-recurring items, the effective tax rate for the nine months ended March 31, 1997 was 41 percent as compared to 42 percent in the prior year. However, the effective income tax rate was 52 percent in the quarter ended March 31, 1997 compared to 67 percent in the prior year. The high tax rates in the current and prior year quarters result from the seasonally low taxable earnings compared with goodwill amortization, which is not tax deductible.

Liquidity and Capital Resources

Current assets were $6.6 billion at March 31, 1997 as compared to $6.9 billion at June 30, 1996 due primarily to the sale of the DuPont warrants. Current liabilities at March 31, 1997 were $4.4 billion compared to $4.7 billion at June 30, 1996 as a portion of the proceeds from the sale of Putnam and the DuPont equity warrants was used to reduce short-term borrowings. Shareholders' equity was $9.4 billion at March 31, 1997 compared to $9.2 billion at June 30, 1996. Net debt was $3.4 billion compared to $4.1 billion at June 30, 1996 reflecting a reduction in short term borrowings.

Net cash flow from operating activities was $1.6 billion in the nine months ended March 31, 1997 compared to $1.3 billion in the prior year period. A tax payment associated with DuPont's redemption of 156 million shares of its common stock owned by the Company reduced cash flow from operations by approximately $500 million in the nine months ended March 31, 1996.

Net cash used for investing activities was $666 million in the nine months ended March 31, 1997 as the proceeds from the sale of the DuPont warrants ($500 million) and the Putnam sale ($330 million) were more than offset by investments in film production ($992 million), capital expenditures ($336 million) and other investments. In the prior year, cash used for investing activities reflected film production of $879 million, capital expenditures of $353 million and the acquisition of an interest in Interscope Records ($200 million). The Company's liquidity is enhanced by its investment in Time Warner stock which had a market value of $2.5 billion on March 31, 1997. As previously indicated, management continues to evaluate its options relating to this investment, including a possible sale.

Financing activities in the nine months ended March 31, 1997 reflect a decrease in short-term borrowings as a portion of the proceeds from the sale of Putnam and the DuPont warrants was used to reduce outstanding short-term borrowings. In addition, the Company repurchased shares for $210 million in cash and paid dividends totalling $178 million which reflects a ten percent increase in the quarterly dividend to $.165 per share effective in December 1996. In the comparable prior year period, financing activities reflected an increase in short- and long-term borrowings, primarily to fund the tax payment related to the DuPont redemption.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                  Reference is made to the litigations entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation and Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., described on page 14 of the Form 10-K. The trial of both actions concluded on December 6, 1996. The parties are now awaiting the decision of the Court of Chancery.

                  On November 17, 1995, a class action was filed in the Superior Court for the State of California, Los Angeles County, entitled The Estate of Jim Garrison, etc. v. Warner Bros., Inc., Paramount Pictures Corp., Twentieth Century Fox Film Corp., Universal City Studios, Inc., United Artists Corporation, Metro-Goldwyn-Mayer, Inc., Sony Pictures Entertainment, Inc., Columbia Pictures, Inc., The Walt Disney Company, Walt Disney Productions, Inc., Touchstone Pictures, Inc., Hollywood Pictures, Inc., Tristar Pictures, Inc., and Motion Picture Association of America, No. 95-8328-RMT. The plaintiffs are representatives of the Estate of Jim Garrison, who was the author of the book On the Trail of the Assassin, on which the motion picture JFK was based. JFK was distributed by Warner Bros. Universal had no involvement in the production or distribution of JFK. Plaintiffs allege that the major motion picture studios, including Universal, have conspired, in alleged violation of antitrust laws, to fix the terms of so-called "net profits" provisions in contracts between the studios and actors, writers, directors, producers and other talent. Plaintiffs have brought the lawsuit on behalf of a class of all "talent" who have entered into allegedly "standard" net profits agreements with one or more of the defendants during the period January 1, 1988 to the present. Plaintiffs seek three times their unspecified actual damages under the antitrust laws. Universal has denied the allegations of the complaint and intends vigorously to defend this action. The action was removed to the United States District Court for the Central District of California on December 15, 1995. On August 29, 1996, the District Court issued an order granting class certification for this action. On February 21, 1997, the United States Court of Appeals for the Ninth Circuit denied the defendants' request for permission to file an interlocutory appeal of the class certification. The defendants filed a motion for a re-hearing en banc on March 14, 1997.

                  By letter dated April 11, 1997, the Federal Trade Commission ("FTC") advised Universal Music & Video Distributing that it is conducting a preliminary investigation to determine whether minimum advertised pricing programs used by major record distributors constitute an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act. No allegations of unlawful conduct have been made against the Company.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 14.

(b)  Current Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      THE SEAGRAM COMPANY LTD.
                                      -----------------------
                                            (Registrant)




                                      By:  /s/ Robert W. Matschullat
                                           ------------------------------------
                                      Robert W. Matschullat
                                      Vice Chairman and Chief Financial Officer
                                      (Principal Financial Officer)





Dated:  May 15, 1997

                                  EXHIBIT INDEX




   Exhibit
   Number     Description of Exhibit
   ------     ----------------------


    12(a) Computation of Ratio of Earnings to Fixed Charges
              - The Seagram Company Ltd.

    12(b) Computation of Ratio of Earnings to Fixed Charges
              - Joseph E. Seagram & Sons, Inc.

    27    Financial Data Schedule