Form 10-K405/A
period 1996-06-30
SEAGRAM CO LTD
filed 1997-06-30
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-K/A

                                AMENDMENT NO. 2


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM FEBRUARY 1, 1996 TO JUNE 30, 1996

                         COMMISSION FILE NUMBER 1-2275


                            THE SEAGRAM COMPANY LTD.
             (Exact name of registrant as specified in its charter)



               Canada                                  None
         ------------------                      -------------------
          (STATE OR OTHER                          (IRS EMPLOYER
            JURISDICTION                         IDENTIFICATION NO.)
          OF INCORPORATION
          OR ORGANIZATION)

              1430 Peel Street, Montreal, Quebec, Canada  H3A 1S9
              (Address of principal executive offices)  (Zip Code)

              Registrant's telephone number, including area code:
                                 (514) 849-5271

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-K for the transition period ended June 30, 1996 (the "Form 10-K") as set forth below and in the pages attached hereto.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           Item 14 is hereby amended and supplemented (i) to change the designation of Exhibit 99 to the Form 10-K to Exhibit 99(a) and (ii) pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, as amended, to include as Exhibit 99(b) to the Form 10-K the attached Form 11-K with respect to the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE SEAGRAM COMPANY LTD.



Date:  June 30, 1997
                                            By: /s/ Daniel R. Paladino
                                                ------------------------
                                                Daniel R. Paladino
                                                Executive Vice President, Legal
                                                  and Environmental Affairs