Form 10-K405
period 1997-06-30
SEAGRAM CO LTD
filed 1997-09-26
CIK 88188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER: 1-2275

                            THE SEAGRAM COMPANY LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CANADA                                          NONE
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  1430 PEEL STREET, MONTREAL, QUEBEC, CANADA                      H3A 1S9
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (514) 849-5271

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
               ----------------                   ----------------------------------------
        COMMON SHARES WITHOUT NOMINAL                     NEW YORK STOCK EXCHANGE
                 OR PAR VALUE                             MONTREAL STOCK EXCHANGE
                                                           TORONTO STOCK EXCHANGE
                                                          VANCOUVER STOCK EXCHANGE
                                                           LONDON STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common shares held by non-affiliates of the registrant as of August 31, 1997 (64.5% of the outstanding common shares) was approximately $8 billion. At August 31, 1997, there were 356,445,718 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended June 30, 1997...........  Parts I, II
Proxy Circular for the Annual Meeting of Shareholders to be held on November 5,
  1997..........................................................................  Parts I, III
Annual Report on Form 10-K of E.I. du Pont de Nemours and Company for the year ended December 31, 1994.......................................................  Part IV

================================================================================

                                     PART I

ITEMS 1 AND 2. -- BUSINESS AND PROPERTIES

     The Seagram Company Ltd., a corporation organized under Canadian federal law on March 2, 1928, operates two core, global businesses: beverages and entertainment. The Corporation's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers, beers and mixers. The Corporation's entertainment company, Universal Studios, Inc. (formerly MCA INC.), produces and distributes motion picture, television and home video products, and recorded music; and operates theme parks and retail stores. For information as to revenues, operating income and identifiable assets by business segment see Note 12 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (the "Annual Report"). Unless the context otherwise requires, the term "Corporation", as used herein, refers collectively to The Seagram Company Ltd. and its subsidiaries and affiliates. Unless otherwise specified, all dollar amounts stated herein are expressed in U.S. currency.

     The Corporation's executive offices are located at 1430 Peel Street, Montreal, Quebec, Canada H3A 1S9 and its registered office is located at 592 Colby Drive, Waterloo, Ontario, Canada N2V 1A2.

                                   BEVERAGES

     The Corporation's beverage operations are divided into two principal worldwide business units -- The Seagram Spirits And Wine Group and Tropicana Beverage Group (previously known as The Seagram Beverage Group).

     The Seagram Spirits And Wine Group, directly and through affiliates and joint ventures in 41 countries and territories, produces, markets and distributes more than 240 brands of distilled spirits and more than 165 brands of wines, Champagnes, Ports and Sherries, which are sold in over 162 countries and territories. Some of these products are sold worldwide and others only in the geographic area where they are produced. In addition to marketing company-owned brands, the Group also distributes spirits and wines produced by others.

     Tropicana Beverage Group includes Tropicana Products, Inc. ("Tropicana"), a leading producer of high-quality branded fruit juices and juice beverages, and The Seagram Beverage Company, a producer, marketer and distributor of coolers, beers, mixers and other low-alcohol adult beverages.

SPIRITS AND WINES

     Some of the Corporation's best-known brand names include Crown Royal and Seagram's V.O. Canadian whiskies; Seagram's 7 Crown blended whiskey; Four Roses bourbon; Chivas Regal, Royal Salute and Passport Scotch whiskies; The Glenlivet and Glen Grant single malt Scotch whiskies; Martell Cognacs; Seagram's Extra Dry Gin; and Captain Morgan and Myers's rums. The Corporation also distributes Absolut Vodka, which is owned by V&S Vin & Sprit Aktiebolag, in the United States and in most major international markets.

     The Corporation maintains distilleries and spirits bottling plants in 19 countries in North America, South America, Europe, Asia and Australia which have aggregate daily distillation capacities of approximately 271,000 U.S. proof gallons and aggregate daily bottling capacities of approximately 272,000 standard cases.

     As required by the nature of its business, the Corporation maintains large inventories of aging spirits in warehousing facilities located primarily in Canada, France, the United Kingdom and the United States. At June 30, 1997, such inventories aggregated approximately 499,000,000 U.S. proof gallons.

     The basic raw materials used in the production of the Corporation's spirits are grains, principally corn and barley, which are purchased from a large number of suppliers. Fluctuations in the prices of these commodities have not had a material effect upon operating results. The Corporation acquires substantially all of its American white oak barrels (used for the storage of whisky during the aging period) from one supplier in the United States. The Corporation purchases plastic bottles from two suppliers and glass bottles and packaging materials from several suppliers. The Corporation believes that its relationships with its various suppliers are good.

     Among the wines produced by the Corporation are Mumm and Perrier-Jout French Champagnes; Sterling Vineyards wines; Mumm Cuvee Napa California sparkling wine; Sandeman Ports and Sherries; and Matheus Muller and Mumm German sekt. The Monterey Vineyard California wines and Barton & Guestier (B&G) French wines are produced for the Corporation.

     The Corporation imports fine wines, principally French wines and Champagnes, into the United States and markets premium California wines, including Sterling Vineyards wines, The Monterey Vineyard wines and Mumm Cuv e Napa California sparkling wines.

     The Corporation's wines, Champagnes and Cognacs are produced primarily from grapes grown by others. Grapes are, from time to time, adversely affected by weather and other forces which occasionally have limited production. The Corporation believes that its relationships with its growers are good.

     The Corporation operates wineries and wine bottling plants in 12 countries. At June 30, 1997, the Corporation's bulk wine inventory aggregated approximately 32,000,000 wine gallons.

FRUIT JUICES AND OTHER

     Tropicana is a leading global producer and marketer of fruit juices and juice beverages. The portfolio consists of the best known trademarks in juice which includes Tropicana Pure Premium, Tropicana and Dole juices.(1) In addition to these global trademarks, Tropicana also produces and distributes several local brands including Tropicana Season's Best 100% juices and Tropicana Twister juice beverages in the U.S.; as well as Fruvita 100% juices, Juice Bowl 100% juices and Looza Nectars in Europe.

     Tropicana pioneered the Not-From-Concentrate orange juice segment in the United States when it introduced Tropicana Pure Premium, and has built this business both domestically as well as internationally. Growth has come from a combination of base business expansion, new distribution/new markets and new products.

     On May 19, 1995, the Corporation acquired the worldwide juice and juice beverage business of Dole Food Company, Inc., ("Dole") including juices and juice beverages sold under the Dole, Juice Bowl, Fruvita and Looza brand names, but excluding Dole's canned pineapple juice business. This acquisition significantly expanded Tropicana's juice business and production capabilities, especially outside the United States.

     Tropicana's products are available throughout the United States and Canada, as well as in 19 other countries in Europe, Asia Pacific and Latin America.

     Tropicana operates 7 production facilities: 4 in the U.S.; 2 in Europe and 1 in Asia. In addition, products are manufactured for Tropicana by third parties at 14 facilities in the U.S. and internationally. Tropicana acquires substantially all of its corrugated cardboard cases from a single supplier that purchased Tropicana's corrugated cardboard manufacturing assets in 1997. Tropicana acquires substantially all of its paperboard containers from a single supplier and substantially all of its plastic containers from another single supplier. Tropicana acquires most of its glass containers through a joint venture in which it is a partner. Tropicana utilizes 6 distribution facilities in the United States, some of which are owned and others which are third party, as well as a number of both owned and third party distribution centers internationally.

     Oranges are the largest single raw material purchased by Tropicana, and Tropicana is the largest processor of Florida oranges. Nearly all of its Florida oranges are provided by growers under agreements ranging from one to twenty years. In addition to oranges, Tropicana purchases fruit juice concentrate from several suppliers. Tropicana believes its relationships with its growers and suppliers are good. Prices of citrus fruit and fruit juice concentrate fluctuate due to various seasonal, climatic and economic factors, which generally affect Tropicana's competitors as well.

---------------

     (1) The Dole brand name is licensed from Dole Food Company, Inc.

     The Seagram Beverage Company markets low-alcohol and non-alcohol adult beverages. Seagram's Coolers are sold in a variety of fruit and mixed drink flavors. The Seagram's mixer line includes Ginger Ale, Club Soda, Tonic Water and Seltzer. The Seagram Beverage Company is the exclusive importer of Grolsch Beer which is owned by Royal Grolsch N.V.. It also distributes Devil Mountain beers.

BEVERAGES -- MARKETING AND DISTRIBUTION

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

     In the United States, spirits, wines, coolers and beers are sold to two general classes of customers. In 32 states and the District of Columbia, sales are made to approximately 370 wholesale distributors who also purchase and market other brands of distilled spirits, wines, coolers and beers. In 18 "control" states (where the state government engages in distribution), sales are made to state and local liquor boards and commissions; in certain of these states, sales of wines, coolers and beers also are made to approximately 275 wholesale distributors. In Canada, sales are made exclusively to ten provincial and two territorial government liquor boards and commissions.

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

     Tropicana markets its products primarily through independent brokers or distributors in the United States and Canada, and direct sales forces, distributors and/or joint ventures internationally. Seagram's mixers are distributed through soft drink bottlers.

     During the fiscal year ended June 30, 1997, no independent customer (or group of related customers) of the Corporation's beverage operations accounted for as much as 10% of the Corporation's revenues.

BEVERAGES -- COMPETITION

     The beverage industry is highly competitive. The trend toward retailer concentration in the spirits and wine industry, particularly in Europe, has resulted in powerful multinational retailers and buying groups. All marketers of beverage alcohol brands have confronted severe pricing pressure across Europe. During the last few years, these Eurobased multinational retailers and buying groups have expanded into certain markets in Asia and Latin America. In addition, the proposed merger of two of the Corporation's largest spirits and wine competitors, Grand Metropolitan PLC. and Guinness PLC., may present significant challenges for the Corporation's spirits and wine businesses in the future.

     The Corporation continues to address these competitive challenges by investing in its core brands and key growth markets. To maintain and improve the market position of its brands, the Corporation makes extensive use of magazine, newspaper and outdoor advertising. The Corporation also utilizes radio and television advertising, although the use of such advertising in connection with the sale of beverage alcohol is restricted in certain countries.

BEVERAGES -- REGULATION AND TAXES

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

                                 ENTERTAINMENT

     The Corporation acquired an 80% interest in Universal Studios Holding I Corp. (formerly MCA Holding I Corp.), the indirect parent of Universal Studios, Inc. (formerly MCA INC.), on June 5, 1995. Universal Studios, Inc. has three major business units: filmed entertainment, music entertainment and recreation. Unless the context otherwise requires, the term "Universal" as used herein refers collectively to Universal Studios, Inc. and its subsidiaries and affiliates.

FILMED ENTERTAINMENT

     Universal's filmed entertainment business produces and distributes films worldwide in the theatrical, television, home video and pay television markets, engages in the licensing of merchandising rights and film property publishing rights and has interests in USA Networks, Cineplex Odeon Corporation, United Cinemas International Multiplex B.V. ("UCI"), Cinema International Corporation N.V. ("CIC"), United International Pictures ("UIP") and Cinema International B.V. ("CIBV").

     Universal is currently engaged in the production of feature length films intended for initial theatrical exhibition ("theatrical films") and, through Universal Television and its interest in Brillstein-Grey Entertainment, in the production of motion picture films intended for initial exhibition on television ("television films"). Universal Television Enterprises, Inc. develops original programming for local television stations. Universal Television Entertainment, Inc. develops original programming for pay television, basic cable and home video, and network movies. Universal Family Entertainment, Inc. and Universal Cartoon Studios, Inc. produce animated and live action children's and family programming for networks, basic cable and local television stations as well as home video. Universal and Universal Television are headquartered at Universal City Studios, located at the Corporation's 415 acre property in Universal City, California.

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

     Universal produces film product for network primetime television. Programming consists of various weekly series, additional hours of special programming and "made for television" feature length films. In the initial telecast season, the network license provides for a minimum number of episodes, with the network having the option to order additional episodes for both the current and future television seasons. Network licenses give the networks the exclusive right to telecast, as well as select the time a series will be telecast, and the success of any one series may be influenced by the strength of the programs against which it competes.

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

     The arrangements under which Universal's theatrical films and television films are owned, produced and distributed vary widely. Other parties may participate in varying degrees in revenues or other contractually defined amounts. Generally, Universal or its affiliated companies control worldwide distribution except where they act as a subdistributor in specified territories or contract for specifically defined distribution rights.

     The rights to use the characters, titles and other material and rights from television and theatrical films and other sources are licensed to manufacturers, retailers and others by Universal Studios Consumer Products, Inc. and its subsidiaries.

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

     Theatrical product is distributed in the United States to motion picture theaters by Universal Film Exchanges, Inc. and in Canada by Universal Studios Filmed Entertainment Canada Inc. Theatrical distribution throughout the rest of the world is primarily conducted by UIP, which is equally owned by Universal, Metro-Goldwyn-Mayer Inc. and an affiliate of Viacom Inc. Pay television is distributed in the United States by Universal Studios Pay Television, Inc. and in Canada by Universal Studios Filmed Entertainment Canada Inc. Pay television distribution for the rest of the world is conducted by Universal Studios International B.V. Television distribution is handled by Universal Domestic Television in the United States and throughout the rest of the world primarily by Universal International Television. Videocassettes and videodiscs are marketed in the United States by Universal Home Video, Inc., in Canada by Universal Studios Canada Ltd. and outside the United States and Canada by CIBV, which is 49% owned by Universal and 49% by an affiliate of Viacom Inc.

     Certain Other Joint Ventures and Equity Interests. Universal has a more than 40% equity interest in Cineplex Odeon Corporation which owns and operates motion picture theaters and related food service concessions in the United States and Canada. Universal also has a 49% interest in UCI and CIC, joint ventures with affiliates of Viacom Inc. ("Viacom"), which operate motion picture theaters and distributes home video products outside the United States and Canada.

     At June 30, 1997, Universal owned 50% of USA Networks which owns and operates: USA Network, a general entertainment channel and Sci-Fi Channel, a science fiction channel. Universal also owns 50% of Sci-Fi Europe L.L.C., a science fiction channel. Pursuant to an agreement dated September 22, 1997, Universal has agreed to acquire the remaining 50% percent interest in USA Networks and Sci-Fi Europe L.L.C. from a subsidiary of Viacom for $1.7 billion in cash. The transaction is expected to close in the fourth calendar quarter of 1997 and is subject to customary closing conditions. See also, "Legal Proceedings."

MUSIC ENTERTAINMENT

     The Universal Music Group encompasses record labels; United States manufacturing, sales, and distribution of recorded music and videos; music publishing; and live event and concert promotion. Universal's record companies create and market recorded music, principally on compact discs and cassettes. The Group's music appears on such labels as MCA Records, Universal Records, MCA Nashville, Geffen Records and DGC Records, GRP Records, Rising Tide, Uptown Records, Curb/Universal and Interscope Records (50 percent ownership). New labels marketed by Geffen Records include Almo Sounds, Outpost Records and DreamWorks Records. Universal Music and Video Distribution, Inc. manufactures and distributes recorded music for all of the labels in the group, affiliated label ventures, and others, and distributes video product for

Universal Home Video, Inc. and others in the United States. Universal Music International Limited administers Universal subsidiaries in major markets outside the United States for the release, marketing and sale of recorded music. In foreign countries other than Canada and the United Kingdom, Universal's record product is manufactured and distributed by third parties, principally BMG Music. The Corporation also releases soundtrack albums for motion pictures. MCA Music Publishing licenses music from a catalog of more than 175,000 copyrights for a wide variety of uses including recorded music, videocassettes, videodiscs, video games, radio, television and motion pictures. Concerts and live events are presented at and promoted by the Corporation's Universal Amphitheatre in Los Angeles, Fiddler's Green in Denver, Blossom Music Center in Cleveland and the Gorge Amphitheatre in George, Washington and through joint ventures at the Starplex Amphitheatre in Dallas, the Lakewood Amphitheatre in Atlanta and the Molson Amphitheatre in Toronto, Canada.

     In connection with the Corporation's music entertainment activities, Universal owns manufacturing facilities in New York and Illinois and an office building in Los Angeles. The Corporation leases warehouses at six facilities in the United States and Canada and leases office and/or warehouse space in 27 countries outside of the United States and Canada.

RECREATION

     Universal, through a wholly owned subsidiary, owns and operates Universal Studios Hollywood, a theme park attraction based on the Corporation's filmed entertainment businesses located at Universal City California. Universal has a 50% interest in Universal City Florida Partners, a joint venture which owns Universal Studios Florida, a motion picture and television themed tourist attraction and production facility on approximately 440 acres owned by the joint venture in Orlando, Florida. Universal City Development Partners, a partnership in which Universal has a 50% interest, has begun development of an additional themed tourist attraction, Universal's Islands of Adventure, and related commercial real estate on approximately 385 acres of land owned by such partnership which is adjacent to Universal Studios Florida. Universal's Islands of Adventure is expected to open in 1999. In 1996, the Corporation announced plans for Universal Studios Japan in Osaka, the Corporation's first theme park venture outside the United States. It is anticipated that the Corporation will hold a 24% equity interest in Universal Studios Japan. Construction is expected to begin in 1998, with the opening expected in 2001.

     Universal owns, develops and manages commercial buildings with about 2.4 million rentable square feet of office space in Universal City, including Universal CityWalk and the 10 Universal City Plaza office building, which are occupied by the Corporation or leased to outside tenants; and owns the Sheraton Universal Hotel. Universal CityWalk, which is located on the Corporation's property in Universal City, is an integrated retail/entertainment zone which offers shopping, dining, cinemas and entertainment adjacent to Universal Studios Hollywood.

     Universal owns, on a fully-diluted basis, approximately 21% of SEGA GameWorks L.L.C. ("SEGA GameWorks") which designs, develops and operates location-based entertainment centers. SEGA GameWorks currently owns and operates three such centers in the United States which are located in Seattle, Washington, Las Vegas, Nevada and Ontario, California.

     In addition, Universal is involved in other businesses including the operation of retail gift stores and the development of entertainment software. Universal owns Spencer Gifts, Inc. which operates approximately 525 retail gift stores throughout the United States through three groups of stores: the Spencer, DAPY and Glow gift shops. Spencer, DAPY and Glow sell novelties, electronics, accessories, books and trend driven products. In connection with the activities of Spencer Gifts, Inc., the Corporation owns a building in New Jersey and leases approximately 525 stores in various cities in the United States and a warehouse in North Carolina.

     Universal Studios New Media, Inc. develops entertainment software, is responsible for the development and maintenance of Universal's websites and manages the Corporation's 48% interest (42% on a fully-diluted basis) in Interplay Productions, an entertainment software developer.

     On December 16, 1996 Universal completed the sale of The Putnam Berkley Group, Inc., its book publishing division for $330 million in cash.

ENTERTAINMENT -- COMPETITION

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

     Music Entertainment. The music entertainment industry is highly competitive. The profitability of a company's recorded music business depends on its ability to attract and develop recording artists, the public acceptance of such artists and the recordings released in a particular year. The Corporation's music business competes for creative talent both from new artists and those artists who have already established themselves through another label. Overexpansion of retail outlets for recorded music over the past several years resulted in the closing of many such stores which is expected to further increase competition among recorded music companies. The recorded music business continues to be adversely affected by counterfeiting and piracy, in particular through the home taping of recorded music.

     Recreation. The Corporation's theme parks compete with other theme parks in their respective geographic regions and other leisure-time activities. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable by the Corporation such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns.

     Spencer, DAPY and Glow stores compete with numerous retail firms of various sizes throughout the United States, including department and specialty niche-oriented gift stores.

                      INTERESTS IN TIME WARNER AND DUPONT

TIME WARNER

     On May 28, 1997, the Corporation sold 30 million shares of common stock of Time Warner Inc., a Delaware corporation ("Time Warner"), for $1.3875 billion in cash. At June 30, 1997, the Corporation owned approximately 26.8 million shares of Time Warner common stock which had a market value of approximately $1.3 billion as of such date. Time Warner has included information with respect to its business in its Annual Report on Form 10-K for the year ended December 31, 1996.

DUPONT

     On July 24, 1996, the Company sold its 156 million equity warrants of E.I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), to DuPont for $500 million in cash. On June 12, 1997, the common stock of DuPont (the "DuPont Common Stock") was split two-for-one. At June 30, 1997, the Corporation owned approximately 16.4 million postsplit shares of DuPont Common Stock which had a market value of approximately $1.0 billion as of such date. DuPont has included information relating to its business in its Annual Report on Form 10-K for the year ended December 31, 1996.

                                   EMPLOYEES

     As of June 30, 1997, the Corporation had approximately 30,000 employees. The number of employees is subject to seasonal fluctuations.

     The Corporation has collective bargaining agreements with a number of labor unions governing wages and benefits, hours, working conditions and similar matters and covering approximately 13,200 of its employees in the United States and certain other countries. Such agreements expire at various times between 1998 and 2001. In general, the Corporation believes its labor relations are good.

ITEM 3.  LEGAL PROCEEDINGS

     On April 29, 1996, Universal commenced an action entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation, C.A. No. 14971, in the Court of Chancery of the State of Delaware (the "Court of Chancery") alleging breaches by Viacom and affiliated entities of the USA Networks joint venture agreement between affiliates of Viacom and Universal, by reason, among others, of Viacom operating certain cable television networks in violation of the joint venture agreement and in competition with USA Networks. The action seeks, among other things, to enforce the joint venture agreement's exclusivity provision in the fields of advertiser-supported basic cable television and pay-per-view programming services. Shortly thereafter Viacom and Eighth Century Corporation, an indirect, wholly owned subsidiary of Viacom, commenced an action in the Court of Chancery entitled Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., C.A. No. 14973, against the Corporation, Universal and Universal City Studios, Inc. The action alleges, among other things, that Universal sought to force Viacom to sell its 50 percent interest in USA Networks to Universal at an unfairly low price. Trial in these consolidated actions commenced on October 15, 1996 and concluded on December 6, 1996. In an opinion dated May 15, 1997, the Court of Chancery ruled that Viacom had breached its contractual and fiduciary obligations to the Corporation by operating the MTV Networks outside of the USA joint venture. The Court of Chancery rejected each of Viacom's claims and affirmative defenses. The Court of Chancery thereafter took the matter under submission for decision as to the appropriate remedy for Viacom's breaches. Pursuant to an agreement dated September 22, 1997, Universal agreed to purchase Viacom's 50 percent interest in USA Networks and Sci-Fi Europe L.L.C. for $1.7 billion in cash. If this transaction is consummated as contemplated by the agreement, the parties have agreed to terminate the litigation and release each other from all claims relating thereto. At the request of the parties, the Court of Chancery has agreed to stay the proceeding and to not render a decision as to remedy in these actions unless the agreement is terminated without the transaction being consummated.

     On November 17, 1995, a class action was filed in the Superior Court for the State of California, Los Angeles County, entitled The Estate of Jim Garrison, etc. v. Warner Bros., Inc. Paramount Pictures Corp., Twentieth Century Fox Film Corp., Universal City Studios, Inc., United Artists Corporation, Metro-Goldwyn-Mayer, Inc., Sony Pictures Entertainment, Inc., Columbia Pictures, Inc., The Walt Disney Company, Walt Disney Productions, Inc., Touchstone Pictures, Inc., Hollywood Pictures, Inc., Tristar Pictures, Inc., and Motion Picture Association of America, No. 95-8328-RMT. The plaintiffs are representatives of the Estate of Jim Garrison, who was the author of the book On the Trail of the Assassin, on which the motion picture JFK was based. JFK was distributed by Warner Bros. Universal had no involvement in the production or distribution of JFK. Plaintiffs allege that the major motion picture studios, including Universal, have conspired, in alleged violation of antitrust laws, to fix the terms of so-called "net profits" provisions in contracts between the studios and actors, writers, directors, producers and other talent. Plaintiffs have brought the lawsuit on behalf of a class of all "talent" who have entered into allegedly "standard" net profits agreements with one or more of the defendants during the period January 1, 1988 to the present. Plaintiffs seek three times their unspecified actual damages under the antitrust laws. Universal has denied the allegations of the complaint and intends vigorously to defend this action. The action was removed to the United States District Court for the Central District of California on December 15, 1995. On August 29, 1996, the District Court issued an order granting class certification for this action. On February 21, 1997, the United States Court of Appeals for the Ninth Circuit denied the defendants' request for permission to file an interlocutory appeal of the class certification. The defendants filed a motion for a re-hearing en banc on March 14, 1997. On July 15, 1997 the petition for re-hearing was denied.

     On May 30, 1995, a purported class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including UNI Distribution Corporation, violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. By an order filed July 3, 1997, the Ninth Circuit reversed the District Court and remanded the action.

     On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. L-10462. The action was brought on behalf of persons who, from June 26, 1992 to the present, purchased recorded music compact discs indirectly from the defendants in Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Colombia, and alleges that the defendants are engaged in a conspiracy to fix the prices of compact discs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. On July 8, 1996, the Circuit Court issued an order conditionally granting class certification, subject to the defendants' right to move to decertify the class. On July 14, 1997, plaintiffs filed a motion to voluntarily dismiss this action without prejudice. No order has yet been entered relating to dismissal.

     On July 25, 1996, Universal Music & Video Distribution, Inc. was served with an antitrust civil investigation demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there "is, has been or may be" a "conspiracy to fix the prices" of compact discs or conduct consisting of "unfair methods of competition" or "unfair trade practices" in the sale and marketing of compact discs. No allegations of unlawful conduct have been made against Universal Musical & Video Distribution, Inc.

     By letter dated April 11, 1997, the Federal Trade Commission ("FTC") advised Universal Music & Video Distribution, Inc. that it is conducting a preliminary investigation to determine whether minimum advertised pricing programs used by major record distributors constitute an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act. Universal Music & Video Distribution, Inc. received a supoena dated September 19, 1997 for the production of documents. No allegations of unlawful conduct have been made against Universal Music & Video Distribution, Inc.

     The Corporation and its subsidiaries and affiliates are defendants or respondents in a number of other actions arising in the ordinary course of business.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY -- AND RELATED SHAREHOLDER
MATTERS

     Information as to the number of holders of record of the Corporation's common shares, the markets on which such common shares are traded, the quarterly high and low prices for such common shares on Canadian and New York stock exchanges and the quarterly dividends declared with respect thereto during the fiscal year ended June 30, 1997, the five-month transition period ended June 30, 1996 and the fiscal year ended January 31, 1996 is incorporated herein by reference to the Management's Discussion and Analysis section captioned "Return to Shareholders" on page 52 of the Annual Report.

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

ITEM 6 -- SELECTED FINANCIAL DATA

     Selected financial data for the fiscal year ended June 30, 1997 and for the five-month transition period ended June 30, 1996 and for each of the four fiscal years ended January 31, 1996, 1995, 1994 and 1993 are incorporated herein by reference to the Financial Summary on pages 76 and 77 of the Corporation's Annual Report.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to pages 41 through 52 of the Corporation's Annual Report.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to page 51 of the Corporation's Annual Report.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated August 13, 1997, and the supplementary quarterly data are incorporated herein by reference to pages 53 through 75 of the Corporation's Annual Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the Corporation's directors is incorporated by reference to pages 5 through 7 of the Proxy Circular for the Meeting of Shareholders to be held on November 5, 1997 (the "Proxy Circular") under the caption "Election of Directors -- Nominees for Directors".

     Set forth below is certain information with respect to the Corporation's executive officers.

                                                                                               OFFICE
                                                              TITLE AND OTHER                  HELD
                 NAME                   AGE                     INFORMATION                    SINCE
--------------------------------------  ---   -----------------------------------------------  ----
Edgar M. Bronfman.....................   68   Chairman of the Board and Director. For more     1975
                                              than five years prior to June 1994, he was also
                                              Chief Executive Officer.
Charles R. Bronfman...................   66   Co-Chairman of the Board, Chairman of the        1986
                                              Executive Committee and Director.
Edgar Bronfman, Jr....................   42   President, Chief Executive Officer and           1994
                                              Director. From June 1989 to June 1994, he was
                                              President, Chief Operating Officer and
                                              Director.
Robert W. Matschullat.................   49   Vice Chairman, Chief Financial Officer and       1995
                                              Director. From January 1, 1992 to July 1, 1995,
                                              he was Managing Director and Head of Worldwide
                                              Investment Banking for Morgan Stanley & Co.,
                                              Inc. and a director of Morgan Stanley Group
                                              Inc. From February 1986 to January 1992, he was
                                              Managing Director of Morgan Stanley & Co., Inc.
Frank J. Biondi, Jr...................   52   Director and Chairman and Chief Executive        1996
                                              Officer, Universal Studios, Inc. From July 1987
                                              until January 1996, he was President, Chief
                                              Executive Officer and a director of Viacom Inc.
John D. Borgia........................   49   Executive Vice President, Human Resources.       1995
                                              From March 1991 to April 1995, he was Senior
                                              Vice President, Human Resources &
                                              Administration, Bristol-Myers Squibb
                                              Pharmaceutical Group.

                                                                                        OFFICE
                                                      TITLE AND OTHER                    HELD
NAME                            AGE                     INFORMATION                     SINCE
------------------------------ ------  ----------------------------------------------  --------
Steven J. Kalagher............   54    Executive Vice President and President and        1995
                                       Chief Executive Officer, The Seagram Spirits
                                       And Wine Group (a division of Joseph E.
                                       Seagram & Sons, Inc.). From May 1995 to
                                       September 1997, he was Executive Vice
                                       President and President, The Seagram Spirits
                                       And Wine Group. From May 1994 to May 1995, he
                                       was Reengineering Leader. From February 1993
                                       to May 1995, he was also President, Seagram
                                       North America (a division of The Seagram
                                       Spirits And Wine Group). From March 1991 to
                                       January 1993, he was Executive Vice President,
                                       Staff Operations of The Seagram Spirits And
                                       Wine Group.
Ellen R. Marram...............   50    Executive Vice President and President and        1993
                                       Chief Executive Officer, Tropicana Beverage
                                       Group (a division of Joseph E. Seagram & Sons,
                                       Inc. formerly known as The Seagram Beverage
                                       Group). From April 1993 to September 1997, she
                                       was Executive Vice President and President,
                                       Tropicana Beverage Group. From June 1988 to
                                       April 1993, she was President of Nabisco
                                       Biscuit Company, an operating unit of RJR
                                       Nabisco Holdings Corp.
Daniel R. Paladino............   54    Executive Vice President, Legal and               1996
                                       Environmental Affairs. From March 1993 to
                                       October 1996, he was Vice President, Legal and
                                       Environmental Affairs. From August 1986 to
                                       February 1993, he was Vice President, Legal
                                       Affairs.
Gabor Jellinek................   62    Vice President, Production and Executive Vice     1987
                                       President, Manufacturing, The Seagram Spirits
                                       And Wine Group (a division of Joseph E.
                                       Seagram & Sons, Inc.) since February 1991.
Arnold M. Ludwick.............   59    Vice President.                                   1982

                                                                                        OFFICE
                                                      TITLE AND OTHER                    HELD
NAME                            AGE                     INFORMATION                     SINCE
------------------------------ ------  ----------------------------------------------  --------
John R. Preston...............   50    Vice President, Finance since January 29,         1997
                                       1997. From 1994 to February 1997, he was
                                       Reengineering Financial Management/Post Merger
                                       Integration Team Leader. From 1993 to 1994, he
                                       was Executive Vice President, Staff Operations
                                       of The Seagram Spirits And Wine Group (a
                                       division of Joseph E. Seagram & Sons, Inc.).
                                       From 1990 to 1993, he was Treasurer of the
                                       Corporation.
Michael C.L. Hallows..........   56    Secretary.                                        1979

     Pursuant to the Corporation's By-Laws, executive officers are chosen annually by the Board of Directors and hold office until they resign, are removed or otherwise become disqualified to serve.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information required hereunder is incorporated herein by reference to pages 11 through 19 of the Proxy Circular under the captions "Summary Compensation Table" through "Performance Graph".

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

  Owners and Management

     Information required hereunder as to the ownership of the Corporation's common shares by certain beneficial owners and management is incorporated herein by reference to pages 2 through 4 of the Proxy Circular under the caption "Share Ownership".

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated herein by reference to page 20 of the Proxy Circular under the captions "Human Resources Committee Interlocks and Insider Participation" and "Transactions with Directors and Others".

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1&2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and schedules filed as part of or incorporated by reference in this Report are listed in the accompanying Index to Financial Statements.

3.  EXHIBITS

     The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10(h) through 10(ee) listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b) CURRENT REPORTS ON FORM 8-K

     1. A Current Report on Form 8-K dated May 28, 1997 was filed to report under Item 5 the sale by the Corporation of 30 million shares of common stock of Time Warner Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SEAGRAM COMPANY LTD.
                                                 (Registrant)

Date: September 26, 1997                                By /s/ EDGAR BRONFMAN, JR.
                                              ----------------------------------------------
                                                           Edgar Bronfman, Jr.
                                                  President and Chief Executive Officer
                                                      (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 26, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                          TITLE
---------------------------------------------   -----------------------------------------------
PRINCIPAL EXECUTIVE OFFICER:
           /s/ EDGAR BRONFMAN, JR.              Director, President and Chief Executive Officer
---------------------------------------------
             Edgar Bronfman, Jr.

PRINCIPAL FINANCIAL OFFICER:

            /s/ R.W. MATSCHULLAT                Director, Vice Chairman and Chief Financial
---------------------------------------------     Officer
            Robert W. Matschullat

PRINCIPAL ACCOUNTING OFFICER:

             /s/ JOHN R. PRESTON                Vice President, Finance
---------------------------------------------
               John R. Preston

DIRECTORS:

  Edgar M. Bronfman*                            Director, Chairman of the Board
                                                Director, Co-Chairman of the Board and Chairman
  The Hon. Charles R. Bronfman*                   of the Executive Committee
  Samuel Bronfman II*                           Director
  Matthew W. Barrett*                           Director
  Frank J. Biondi, Jr.*                         Director
  The Hon. William G. Davis*                    Director
  The Hon. Paul Desmarais*                      Director
  Michele J. Hooper*                            Director
  David L. Johnston*                            Director
  The Hon. E. Leo Kolber*                       Director
  Marie-Josee Kravis*                           Director
  C. Edward Medland*                            Director
  Lew R. Wasserman*                             Director
  John S. Weinberg*                             Director

---------------
* By signing his name hereto, Robert W. Matschullat signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By      /s/ R.W. MATSCHULLAT

   ---------------------------------
         Robert W. Matschullat
           Attorney-in-fact

                            THE SEAGRAM COMPANY LTD.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                         INDEX TO FINANCIAL STATEMENTS

     1. Consolidated Financial Statements for The Seagram Company Ltd. and subsidiary companies, together with the report thereon of Price Waterhouse LLP dated August 13, 1997, incorporated herein by reference to the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (the "Fiscal Year"):

        Consolidated Balance Sheet at June 30, 1997, June 30, 1996 and January 31, 1996;

        For the Fiscal Year, the five month transition period ended June 30, 1996, and the fiscal years ended January 31, 1996 and 1995:

           Consolidated Statement of Income;

           Consolidated Statement of Cash Flows;

           Consolidated Statement of Shareholders' Equity;

        Summary of Significant Accounting Policies;

        Notes to Consolidated Financial Statements;

        Independent Accountants' Report;

        Quarterly Data (Unaudited).

     2.  Financial Statement Schedules and Report:

        Report of Independent Accountants on Financial Statement Schedule;

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

                                                                     SCHEDULE II

                            THE SEAGRAM COMPANY LTD.
           (INCORPORATED UNDER THE CANADA BUSINESS CORPORATIONS ACT)

                            AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (U.S. DOLLARS IN MILLIONS)

                                                             ADDITIONS
                                               BALANCE AT    CHARGED TO                   BALANCE
                                               BEGINNING     COSTS AND                    AT END
                 DESCRIPTION                   OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
---------------------------------------------  ----------    ----------    ----------    ---------
Reserves Deducted from Receivables:
Fiscal Year Ended June 30, 1997:
  Reserve for Doubtful Accounts..............     $ 88          $ 77          $ 34         $ 131
  Reserve for Merchandise Returns and
     Allowances..............................      269           221           307           183
                                                  ----          ----          ----          ----
                                                  $357          $298          $341         $ 314
                                                  ====          ====          ====          ====
Transition Period Ended June 30, 1996:
  Reserve for Doubtful Accounts..............     $ 78          $ 25          $ 15         $  88
Reserve for Merchandise Returns and
  Allowances.................................      205           130            66           269
                                                  ----          ----          ----          ----
                                                  $283          $155          $ 81         $ 357
                                                  ====          ====          ====          ====
Fiscal Year Ended January 31, 1996*:
  Reserve for Doubtful Accounts..............     $ 47          $ 38          $  7         $  78
Reserve for Merchandise Returns and
  Allowances.................................        6           245            46           205
                                                  ----          ----          ----          ----
                                                  $ 53          $283          $ 53         $ 283
                                                  ====          ====          ====          ====

---------------

* Universal results in fiscal year ended January 31, 1996 are from date of acquisition, June 5, 1995 through December 31, 1995.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

  The Seagram Company Ltd.

     Our audits of the consolidated financial statements referred to in our report dated August 13, 1997 appearing on page 74 of the Annual Report to Shareholders of The Seagram Company Ltd. for the fiscal year ended June 30, 1997 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements appearing on page 24 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

New York, New York
August 13, 1997

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                 EXHIBIT INDEX

    EXHIBIT NUMBER
     PER ITEM 601
          OF
    REGULATION S-K      DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
    --------------     ----------------------------------------------------------------------
          3     (a)    Articles of Amalgamation dated February 1, 1995 between the
                       Corporation and Centenary Distillers Ltd. (incorporated by reference to Exhibit 3(a) of the Corporation's Annual Report on Form 10-K for
                       the fiscal year ended January 31, 1995), as amended by Certificate and
                       Articles of Amendment dated May 31, 1995 (incorporated by reference to
                       Exhibit 3(a) of the Corporation's Quarterly Report on Form 10-Q for
                       the fiscal quarter ended April 30, 1995).
                (b)    General By-Laws of the Corporation, as amended (incorporated by reference to Exhibit 3(b) to the Corporation's Quarterly Report on
                       Form 10-Q for the fiscal quarter ended April 30, 1996).
                 4     Long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii)
                       of Regulation S-K. The Corporation agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of the Corporation and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.
           10   (a)    Amended and Restated Stock Purchase Agreement dated as of June 5, 1995 among the Corporation, Matsushita Electric Industrial Co., Inc., MEI
                       Holding Inc. (formerly, Home Holding Inc.) and Universal Studios
                       Holding I Corp. (formerly, Home Holding II Inc.) (incorporated by reference to the Exhibit 2(a) to the Corporation's Current Report on
                       Form 8-K dated June 5, 1995).
                (b)    Stockholders' Agreement dated as of June 5, 1995 among the
                       Corporation, MEI Holding Inc. (formerly, Home Holding Inc.) and
                       Universal Studios Holding I Corp. (formerly, Home Holding II Inc.)
                       (incorporated by reference to the Exhibit 10(a) to the Corporation's
                       Current Report on Form 8-K dated June 5, 1995).
                (c)    USA Networks Partnership Interest Purchase Agreement dated as of
                       September 22, 1997 by and among Universal Studios, Inc., Universal
                       City Studios, Inc., Viacom Inc. and Eighth Century Corporation.
                (d)    Credit Agreement (the "Credit Agreement"), dated as of November 23,
                       1994, among Joseph E. Seagram & Sons, Inc., J.E. Seagram Corp., Bank
                       of Montreal, Citibank N.A. and The Chase Manhattan Bank (formerly,
                       Chemical Bank) and the banks named therein (incorporated by reference to Exhibit 10 (f) to the Corporation's Annual Report on Form 10-K for
                       the fiscal year ended January 31, 1995).
                (e)    First Amendment, dated as of June 14, 1996, to the Credit Agreement among Joseph E. Seagram & Sons, Inc., J.E. Seagram Corp., Bank of
                       Montreal, Citibank N.A. and The Chase Manhattan Bank (formerly,
                       Chemical Bank) and the banks named therein (incorporated by reference to Exhibit 10(d) to the Corporation's Transition Report on Form 10-K
                       for the transition period ended June 30, 1996).

    EXHIBIT NUMBER
     PER ITEM 601
          OF
    REGULATION S-K      DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
    --------------     ----------------------------------------------------------------------
                (f)    5-Year Credit Agreement (the "Five Year Credit Agreement") dated as of
                       December 21, 1994, among The Seagram Company Ltd., Bank of Montreal and the banks named therein (incorporated by reference to Exhibit 10
                       (h) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).
                (g)    First Amendment, dated as of June 14, 1996, to the 5-Year Credit
                       Agreement among The Seagram Company Ltd., Bank of Montreal and the banks named therein (incorporated by reference to Exhibit 10(f) to the
                       Corporation's Transition Report on Form 10-K for the transition period ended June 30, 1996).
                (h)    1983 Stock Appreciation Right and Stock Unit Plan of the Corporation,
                       as amended (incorporated by reference to Exhibit 10(e) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1987).
                (i)    Written description of Management Incentive Plan of Joseph E. Seagram
                       & Sons, Inc. (incorporated by reference to Exhibit 10(g) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1994).
                (j)    Senior Executive Long-Term Incentive Plan of the Corporation
                       (incorporated by reference to Exhibit 10(f) to the Corporation's
                       Annual Report on Form 10-K for the fiscal year ended January 31,
                       1990).
                (k)    Form of Deferred Compensation Agreement, as amended, between Joseph E.
                       Seagram & Sons, Inc. and certain of its executives (incorporated by reference to Exhibit 10(n) to the Corporation's Annual Report on Form
                       10-K for the fiscal year ended January 31, 1996).
                (l)    1988 Stock Option Plan of the Corporation, as amended (incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form
                       10-K for the fiscal year ended January 31, 1992).
                (m)    1992 Stock Incentive Plan of the Corporation, as amended (incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on
                       Form 10-K for the fiscal year ended January 31, 1993).
                (n)    1996 Stock Incentive Plan of the Corporation (incorporated by reference to Exhibit 10(m) to the Corporation's Transition Report on
                       Form 10-K for the transition period ended June 30, 1996).
                (o)    Senior Executive Basic Life Insurance Program, as amended, of Joseph
                       E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1993).
                (p)    Retirement Salary Continuation Plan, as amended, of Joseph E. Seagram
                       & Sons, Inc. (incorporated by reference to Exhibit 10(j) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1993).
                (q)    Benefit Equalization Plan, as amended, of Joseph E. Seagram & Sons,
                       Inc. (incorporated by reference to Exhibit 10(k) to the Corporation's
                       Annual Report on Form 10-K for the fiscal year ended January 31,
                       1993).

    EXHIBIT NUMBER
     PER ITEM 601
          OF
    REGULATION S-K      DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
    --------------     ----------------------------------------------------------------------
                (r)    Senior Executive Group Term Life Insurance Arrangement, as amended, of
                       Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit
                       10(k) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1992).
                (s)    Personal Excess Liability Insurance Policy for Senior Executives of
                       Joseph E. Seagram & Sons, Inc. (incorporated by reference to Exhibit
                       10(m) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).
                (t)    Flexible Perquisite Program for Seagram Senior Executives
                       (incorporated by reference to Exhibit 10(s) to the Corporation's
                       Annual Report on Form 10-K for the fiscal year ended January 31,
                       1994).
                (u)    Senior Executive Disability Salary Continuation Arrangement of Joseph
                       E. Seagram & Sons, Inc. (incorporated by reference to Exhibit 10 (w)
                       to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).
                (u)    Post Retirement Consulting Plan, as amended, of Joseph E. Seagram &
                       Sons, Limited (incorporated by reference to Exhibit 10(r) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1993).
                (w)    Canadian Executive Pension Plan of Joseph E. Seagram & Sons, Limited,
                       as amended (incorporated by reference to Exhibit 10(s) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1993).
                (x)    Executive Long-Term Incentive Arrangement among the Corporation,
                       Joseph E. Seagram & Sons, Limited and Charles R. Bronfman dated
                       February 4, 1982 (incorporated by reference to Exhibit 10(r) to the
                       Corporation's Annual Report on Form 10-K for the fiscal year ended
                       January 31, 1992).
                (y)    Employment Agreement between Joseph E. Seagram & Sons, Inc. and Robert
                       W. Matschullat dated July 3, 1995 (incorporated by reference to
                       Exhibit 10(aa) to the Corporation's Annual Report on Form 10-K for the
                       fiscal year ended January 31, 1996).
                (z)    Employment Agreement among Universal Studios, Inc. (formerly, MCA
                       INC.), the Corporation and Frank J. Biondi, Jr. dated April 23, 1996
                       (incorporated by reference to Exhibit 10(bb) to the Corporation's
                       Annual Report on Form 10-K for the fiscal year ended January 31,
                       1996).
               (aa)    Agreement between Universal Studios, Inc. and Frank J. Biondi, Jr.
                       dated August 22, 1997.
               (bb)    Agreement between Joseph E. Seagram & Sons, Inc. and Steven J.
                       Kalagher dated December 28, 1995 (incorporated by reference to Exhibit
                       10(cc) to the Corporation's Annual Report on Form 10- K for the fiscal year ended January 31, 1996).

    EXHIBIT NUMBER
     PER ITEM 601
          OF
    REGULATION S-K      DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
    --------------     ----------------------------------------------------------------------
               (cc)    Employment Agreement between Joseph E. Seagram & Sons, Inc. and Ellen
                       R. Marram dated April 12, 1993 (incorporated by reference to Exhibit
                       10(dd) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
               (dd)    Employment Agreement between Universal Studios, Inc. (formerly, MCA
                       INC.) and Lew R. Wasserman dated December 6, 1988 (incorporated by reference to Exhibit 10(ee) to the Corporation's Annual Report on Form
                       10-K for the fiscal year ended January 31, 1996).
               (ee)    Amendment to Employment Agreement between Universal Studios, Inc.
                       (formerly, MCA INC.) and Lew R. Wasserman dated November 26, 1990
                       (incorporated by reference to Exhibit 10(ff) to the Corporation's
                       Annual Report on Form 10-K for the fiscal year ended January 31,
                       1996).
                11     Computation of fully diluted earnings per share.
                12     (a) Computation of ratio of earnings to fixed charges -- The Seagram
                       Company Ltd.
                       (b) Computation of ratio of earnings to fixed charges -- Joseph E.
                       Seagram & Sons, Inc.
                13     Pages 41-77 of the Report to Shareholders for the fiscal year ended
                       June 30, 1997.
                21     Subsidiaries.
                23     (a) Consent of Price Waterhouse LLP, independent accountants, as accountants for the Corporation.
                (b)    Consent of Price Waterhouse LLP, independent accountants, as accountants for DuPont.
                24     Power of Attorney.
                27     Financial Data Schedule.