Form 10-Q
period 1997-09-30
SEAGRAM CO LTD
filed 1997-11-14
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes X  No___

As of October 31, 1997, there were 349,013,166 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                        Page No.

PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Statement of Income and
                Retained Earnings -
                Quarter Ended
                September 30, 1997 and 1996                                  1

             Consolidated Balance Sheet -
                September 30, 1997 and June 30, 1997                         2

             Consolidated Statement of Cash Flows -
                Quarter Ended September 30, 1997 and 1996                    3

             Notes to Consolidated Financial Statements                    4-6

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7-10


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings                                                 11

  Item 4. Submission of Matters to a Vote of Security Holders               11

  Item 6. Exhibits and Reports on Form 8-K                                  11

  Signatures                                                                13

  Exhibit Index                                                             14

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)



                                                               QUARTER
                                                          ENDED SEPTEMBER 30,
                                                        1997            1996
                                                      ---------       ---------
Revenues                                              $   2,939       $   2,944
Cost of revenues                                          1,746           1,718
Selling, general and administrative expenses                888             941
                                                      ---------       ---------


OPERATING INCOME                                            305             285
Interest, net and other                                      53               7
                                                      ---------       ---------
                                                            252             278

Provision for income taxes                                  110             106

Minority interest                                             9               6
                                                      ---------       ---------
NET INCOME                                                  133             166

Retained earnings at beginning of period                  8,259           8,389

Dividends paid                                              (59)            (56)

Shares purchased and retired                               (364)            (86)
                                                      ---------       ---------

Retained earnings at end of period                    $   7,969       $   8,413
                                                      =========       =========

Net income per share                                  $    0.37       $    0.45
                                                      =========       =========

Dividends paid per share                              $   0.165       $    0.15
                                                      =========       =========

Average shares outstanding (thousands)                  358,899         370,746
                                                      =========       =========

The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                                SEPTEMBER 30,   JUNE 30,
                                                                                     1997         1997
                                                                                   --------     --------
ASSETS
Current Assets
  Cash and short-term investments at cost                                          $    334     $    504
  Receivables, net                                                                    1,977        1,931
  Inventories                                                                         2,860        2,974
  Film costs, net of amortization                                                       482          538
  Deferred income taxes                                                                 525          521
  Prepaid expenses and other current assets                                             443          402
                                                                                   --------     --------
    TOTAL CURRENT ASSETS                                                              6,621        6,870
                                                                                   --------     --------

Common stock of DuPont                                                                1,012        1,034
Common stock of Time Warner                                                           1,450        1,291
Film costs, net of amortization                                                         968          840
Artists' contracts, advances and other entertainment assets                             661          645
Deferred charges and other assets                                                       746          714
Property, plant and equipment, net                                                    3,130        3,125
Investments in unconsolidated companies                                               2,117        2,097
Excess of cost over fair value of assets acquired                                     4,204        4,236
                                                                                   --------     --------
                                                                                   $ 20,909     $ 20,852
                                                                                   ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                   $    685     $    255
  Accrued royalties and participations                                                  650          726
  Payables and accrued liabilities                                                    1,929        2,077
  Income and other taxes                                                                305          314
                                                                                   --------     --------
    TOTAL CURRENT LIABILITIES                                                         3,569        3,372
                                                                                   --------     --------

Long-term indebtedness                                                                2,495        2,494
Accrued royalties and participations                                                    465          339
Deferred income taxes                                                                 2,493        2,461
Other credits                                                                           868          913
Minority interest                                                                     1,860        1,851
Shareholders' Equity
  Shares without par value (355,267,015 and 365,280,735 shares, respectively)           795          809
  Cumulative currency translation adjustments                                          (475)        (427)
  Cumulative gain on equity securities, net of tax                                      870          781
  Retained earnings                                                                   7,969        8,259
                                                                                   --------     --------
    TOTAL SHAREHOLDERS' EQUITY                                                        9,159        9,422
                                                                                   --------     --------
                                                                                   $ 20,909     $ 20,852
                                                                                   ========     ========

The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                                             QUARTER
                                                                                       ENDED SEPTEMBER 30,
                                                                                         1997      1996
                                                                                         -----     -----
OPERATING ACTIVITIES
Net Income                                                                               $ 133     $ 166
                                                                                         -----     -----
Adjustments to reconcile net income to net cash provided
  Depreciation and amortization of assets                                                   90        92
  Amortization of excess of cost over fair value of assets acquired                         56        47
  Gain on sale of DuPont warrants, pre-tax                                                  --       (60)
  Minority interest charged to income                                                        9         6
  Sundry                                                                                    (8)       65
  Changes in assets and liabilities
    Receivables                                                                            (55)      (18)
    Inventories                                                                             66       (38)
    Film costs, net of amortization                                                        (75)     (118)
    Prepaid expenses and other current assets                                              (40)      (17)
    Artists' contracts, advances and other entertainment assets                            (25)      (43)
    Payables and accrued liabilities                                                       (97)      (50)
    Income and other taxes                                                                  (6)       88
    Deferred income taxes                                                                  (19)      (13)
    Other credits                                                                          (45)      (12)
                                                                                         -----     -----
                                                                                          (149)      (71)
                                                                                         -----     -----

Net cash (used for) provided by operating activities                                       (16)       95
                                                                                         -----     -----

INVESTING ACTIVITIES
Capital expenditures                                                                       (94)     (117)
Proceeds from sale of DuPont warrants                                                       --       500
Sundry                                                                                     (63)        4
                                                                                         -----     -----
Net cash (used for) provided by investing activities                                      (157)      387
                                                                                         -----     -----

FINANCING ACTIVITIES
Dividends paid                                                                             (59)      (56)
Issuance of shares upon exercise of stock options and conversion of LYONs                    8        13
Shares purchased and retired                                                              (387)      (91)
Increase in long-term indebtedness                                                          11         2
Decrease in long-term indebtedness                                                          --       (19)
Increase (decrease) in short-term borrowings and indebtedness payable within one year      430      (362)
                                                                                         -----     -----
Net cash provided by (used for) financing activities                                         3      (513)
                                                                                         -----     -----

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                          $(170)    $ (31)
                                                                                         =====     =====

The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997. In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2. Purchase of USA Networks and proposed combination with HSN, Inc. ("HSNi")

On September 22, 1997, the Company and Viacom Inc. ("Viacom") announced that they have agreed to resolve all litigation regarding jointly-owned USA Networks. Under the terms of the agreement, Universal Studios, Inc. ("Universal"), on October 21, 1997, acquired Viacom's 50% interest in USA Networks, including the Sci-Fi Channel, for $1.7 billion in cash. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in $1.6 billion of unallocated excess of cost over fair value of assets acquired which will be amortized over 40 years.

The unaudited condensed pro forma results of operations data presented below assume the USA Networks acquisition occurred at the beginning of each quarter presented. These pro forma results of operations were prepared based upon the historical consolidated statements of operations of the Company and of USA Networks for the quarters ended September 30, 1997 and 1996, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company and USA Networks that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Income Statement Data
(millions, except per share amounts)                        QUARTER ENDED
                                                             SEPTEMBER 30,
                                                       1997                1996
                                                      ------              ------
Revenues                                              $3,111              $3,099
                                                      ------              ------

Net income                                            $  120              $  156
                                                      ======              ======

PER SHARE DATA:
Net income                                            $ 0.33              $ 0.42
                                                      ------              ------

On October 20, 1997, Universal and HSNi announced that Universal will contribute the majority of its television assets, including all of the domestic operations and 50% of the international operations of USA Networks, to HSNi in a transaction in which Universal will receive 45% of HSNi's outstanding common equity equivalents plus approximately $1.2 billion in cash. The 45% interest in HSNi will be accounted for under the equity method. In addition, HSNi intends to change its corporate name to USA Networks, Inc. The transaction is subject to customary conditions, including HSNi shareholder approval, which is expected to occur early in the third quarter of the Company's current fiscal year.

3. Sale of the Warrants of E.I. du Pont de Nemours ("DuPont")

On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the three months ended September 30, 1996 included a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in Interest, net and other on the consolidated statement of income.


4. Investment in DuPont

At September 30, 1997, the Company owned 16.4 million shares of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.


5. Investment in Time Warner Inc. ("Time Warner")

At September 30, 1997, the Company owned 26.8 million shares of the outstanding common stock of Time Warner. The Company accounts for the investment at market value. The total cost of the investment was $937 million.

6. Supplementary Financial Statement Information


                                                     SEPTEMBER 30,      JUNE 30,
                                                         1997            1997
                                                        -------         -------
                                                              (millions)
INVENTORIES

Beverages                                               $ 2,530         $ 2,704
Materials, supplies and other                               330             270
                                                        -------         -------
                                                        $ 2,860         $ 2,974
                                                        =======         =======


PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost                  $ 4,505         $ 4,435
Accumulated depreciation                                 (1,375)         (1,310)
                                                        -------         -------
                                                        $ 3,130         $ 3,125
                                                        =======         =======

                                                                QUARTER
                                                          ENDED SEPTEMBER 30,
                                                          1997           1996
                                                        -------         -------
                                                              (millions)
EXCISE TAXES (included in revenues and
cost of revenues)                                       $   162         $   181
                                                        -------         -------

7. Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (326,961 shares at September 30, 1997). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:

                                           QUARTER
                                      ENDED SEPTEMBER 30,
                                        1997      1996
                                        ----      ----
                                          (millions)
    Revenues                            $918      $941
    Cost of revenues                    $705      $715
    Net income                           $33       $65

Consolidated Balance Sheet information for JES follows:

                                           SEPTEMBER  30,          JUNE 30,
                                               1997                 1997
                                              -------              -------
                                                       (millions)
    Current assets                            $ 1,235              $   957
    Noncurrent assets                          12,834               12,666
                                              -------              -------
                                              $14,069              $13,623
                                              =======              =======

    Current liabilities                       $ 1,068              $   671
    Noncurrent liabilities                      3,831                3,809
    Shareholder's equity                        9,170                9,143
                                              -------              -------
                                              $14,069              $13,623
                                              =======              =======

8. Earnings Per Share and Common Shares

At September 30, 1997, there were 33,228,178 common shares potentially issuable upon the conversion of the LYONs described in Note 7 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is less than 3 percent.

In the three months ended September 30, 1997, the Company cancelled 10,278,000 common shares which were purchased on the open market and issued 264,000 shares upon the exercise of employee stock options and the conversion of LYONs.

The Company plans to implement FAS 128, Earnings per Share, effective with the second quarter of the current fiscal year. Had FAS 128 been implemented as of July 1, 1996, the Company would have reported Basic and Diluted earnings per share of $0.37 for the quarter ended September 30, 1997. For the quarter ended September 30, 1996, Basic earnings per share of $0.45 and Diluted earnings per share of $0.44 would have been reported.

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

                                                             QUARTER ENDED
                                                             SEPTEMBER 30,
                                                         1997            1996
                                                        -------         -------
                                                               (millions)
Reported Revenues                                       $ 2,939         $ 2,944
                                                        =======         =======

Beverages - EBITDA
   Spirits and Wine                                     $   191         $   182
   Fruit Juices and Other                                    69              63
                                                        -------         -------
               Total Beverages EBITDA                       260             245

Adjustment for Equity Companies                              (2)             (3)
Depreciation and Amortization                               (55)            (55)
                                                        -------         -------

Beverages - Operating Income                                203             187

Entertainment - EBITDA
   Filmed Entertainment                                     158             152
   Music Entertainment                                       18               7
   Recreation and Other                                      63              75
                                                        -------         -------
       Total Entertainment EBITDA                           239             234

Adjustment for Equity Companies                             (27)            (24)
Depreciation and Amortization                               (91)            (84)
                                                        -------         -------

Entertainment - Operating Income                            121             126

Corporate Expenses                                          (19)            (28)
                                                        -------         -------

TOTAL OPERATING INCOME                                  $   305         $   285
                                                        =======         =======

Reported revenues for the quarter ended September 30, 1997 were flat at $2.9 billion as revenue gains at Universal were offset by a decline in Spirits and Wine revenues. Spirits and Wine revenues declined three percent, The Tropicana Beverage Group revenues were flat year on year and Universal revenues increased two percent. Operating income for the quarter increased seven percent to $305 million. Excluding the prior year results of Putnam, the publishing unit which was sold in December 1996, reported revenues and operating income rose three percent and 14 percent, respectively.

Attributed revenues for the first quarter were flat at $3.3 billion while EBITDA increased four percent to $499 million. EBITDA for the beverages segment increased six percent in the quarter versus the prior year reflecting growth in both the Spirits and Wine and the Fruit Juices and Other operations. Universal reflected improved results as EBITDA increased two percent. The comparison of the Universal results is impacted by the sale of the publishing operations in December 1996. Excluding the Putnam operations from the prior year, Universal's EBITDA increased by 12 percent in this quarter.

Beverage Operations

In the quarter ended September 30, 1997, the Beverages segment contributed $1.56 billion to reported revenues and $204 million to operating income versus $1.59 billion of reported revenues and $188 million of operating income in the prior year.

Spirits and Wine
In the first quarter, reported and attributed revenues declined three percent and six percent, respectively. Excluding the unfavorable impact of foreign exchange, reported revenues would have declined less than one percent. Revenues were below last year because of the economic and currency crises in Asia Pacific, lower Mumm Sekt sales in Germany and difficult comparisons in North America where there was significant buy-in last year in anticipation of a Crown Royal price increase.

Spirits and Wine volumes fell three percent as the performance of global brands was mixed. Captain Morgan continued to be very strong with eight percent volume growth, and both Martell and Royal Salute showed improvement (up three percent and six percent, respectively). However, several key international brands were down in the quarter, including Chivas Regal (-10 percent) and Mumm Sekt (-20 percent). Crown Royal volumes (-9 percent) declined in the quarter as a result of an unfavorable comparison versus the prior year which benefited from buy-in ahead of a price increase.

EBITDA was $191 million for the quarter, up five percent despite the modest decline in volumes. Excluding the impact of unfavorable foreign exchange, EBITDA would have increased seven percent. The EBITDA improvement results from growth in Latin America, in particular Argentina and Mexico, and continued benefits from reengineering and other cost-saving initiatives. Although total brand spending declined primarily due to the impact of foreign exchange, brand equity spending was higher than in the first quarter of last year.

Fruit Juices and Other
Reported revenues for Fruit Juices and Other were flat with the prior year while attributed revenues increased one percent. Revenue growth was mitigated by an unfavorable foreign exchange variance and difficult comparisons with the prior year in North America which included an extra week of sales due to the change in the fiscal year end. Excluding the impact of these two items, reported revenues would have increased eight percent over the prior year. The flagship brand, Tropicana Pure Premium, experienced volume growth of three percent in North America. Tropicana's share of the chilled orange juice market and the not-from-concentrate juice market in the United States was 40 percent and 69 percent, respectively. Both of these share percentages were slightly ahead of the first quarter last year. Internationally, volume increased 12 percent reflecting growth in all regions. European volumes increased seven percent, Asia Pacific grew 17 percent and Latin America was up 11 percent.

EBITDA for Fruit Juices and Other increased 10 percent in the quarter to $69 million reflecting the strong performance of Tropicana Pure Premium in North America and the improved performance of the low alcohol portfolio resulting from better cooler contribution and advances with Grolsch and Devil Mountain beers. Overall, Fruit Juices and Other margins increased in the quarter to 12.8 percent from 11.8 percent in the prior year as a result of continued improvement in operating efficiencies from reengineering initiatives.

Entertainment

Reported and attributed revenues increased two percent and four percent, respectively. Operating income declined $5 million to $121 million as improved results in all segments were more than offset by the absence of Putnam in the current year. Excluding Putnam from the prior year results, reported and attributed revenues increased ten percent and operating income was up 11 percent.

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

Filmed Entertainment
Reported and attributed revenues for the quarter increased 18 percent and 16 percent, respectively, reflecting the success of the foreign theatrical release of The Lost World: Jurassic Park and the domestic video release of Liar, Liar. EBITDA increased four percent to $158 million as the strong performance of these two blockbusters was largely offset by the disappointing performance of several first quarter releases and higher programming costs at USA Networks.

Music Entertainment
Reported and attributed revenues increased two percent and six percent, respectively, in the quarter compared to the prior year. EBITDA more than doubled to $18 million. The growth results from strong sales of new releases by Aqua and Trisha Yearwood, as well as prior period releases including albums by Sublime, God's Property and The Wallflowers. Margins improved substantially reflecting lower manufacturing and distribution costs due to cost reduction programs and higher volumes.

Recreation and Other
Reported and attributed revenues decreased 35 percent and 30 percent, respectively, and EBITDA decreased $12 million to $63 million. Excluding the results of Putnam from the prior year, reported and attributed revenues decreased six percent and five percent, respectively, while EBITDA increased 17 percent. As expected, attendance was down at both the Hollywood and Florida theme parks compared with very strong attendance figures in last year's first quarter. The prior period benefited from the opening of Jurassic Park - The Ride in Hollywood and Terminator-2: 3-D in Florida in late spring 1996. The EBITDA increase resulted from increased per capita spending at both parks, with spending up six percent in Hollywood and seven percent in Florida, combined with reduced new business development spending.

Corporate Expenses and Interest, Net and Other

Corporate expenses were $19 million in the current quarter as compared to $28 million in the prior year, primarily due to reduced costs associated with stock-based compensation as a result of the decline in the market value of the Company's shares during the quarter. Interest, net and other for the quarter was $53 million and included net interest expense of $60 million, which was partially offset by $7 million in dividend income from the DuPont and Time Warner investments. In the prior year, Interest, net and other was $7 million which was comprised of net interest expense of $77 million offset by a $60 million pre-tax gain on the sale of DuPont warrants and $10 million of dividend income from the DuPont and Time Warner investments. The $17 million interest expense decline versus the prior year is due primarily to a lower average debt balance, which reflects the proceeds from the Company's sales of Putnam (December 1996) and 30 million Time Warner shares (May 1997) partly offset by funds used for share repurchases.

Net Income

In the first quarter, net income was $133 million or $0.37 per share compared with net income excluding non-recurring items (sale of DuPont warrants) of $127 million or $0.34 per share last year. Including non-recurring items, net income for the quarter ended September 30, 1996 was $166 million or $0.45 per share.

The effective tax rate for the quarter ended September 30, 1997 was 44 percent as compared to an effective tax rate of 38 percent in the prior year. The increase in the effective tax rate is due to the inclusion of reserves for possible income tax assessments in the current year tax provision.

Liquidity and Capital Resources

Current assets were $6.6 billion at September 30, 1997 as compared to $6.9 billion at June 30, 1997 due primarily to a lower Cash and short-term investments balance and a seasonal decline in inventories in the juice beverage business. Current liabilities at September 30, 1997 were $3.6 billion compared to $3.4 billion at June 30, 1997 due primarily to an increase in short-term borrowings to fund share repurchases. Shareholders' equity was $9.2 billion at September 30, 1997 compared to $9.4 billion at June 30, 1997. Net debt was $2.8 billion compared to $2.2 billion at June 30, 1997 reflecting an increase in short term borrowings primarily to finance share repurchases in the first quarter.

Net cash of $16 million was used for operating activities in the three months ended September 30, 1997, a variance of $111 million compared to the $95 million of cash provided by operating activities in the prior year period, which resulted from normal working capital fluctuations.

Cash used for investing activities was $157 million in the three months ended September 30, 1997, primarily for capital expenditures. In the prior year, cash provided by investing activities of $387 million reflected proceeds of $500 million on the sale of the DuPont warrants offset by capital expenditures of $117 million. The Company's liquidity is enhanced by its investment in Time Warner stock which had a market value of $1.45 billion on September 30, 1997. As previously indicated, the Company does not view its remaining investment in Time Warner as a strategic asset.

Financing activities in the three months ended September 30, 1997 reflect an increase in short-term borrowings used primarily to finance the repurchase of the Company's shares for $387 million and to pay dividends of $59 million. In the comparable prior year period, financing activities reflected a decrease in short-term borrowings due to the receipt of proceeds from the sale of the DuPont warrants, the Company's repurchase of shares at a cost of $91 million and dividend payments totaling $56 million.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to the litigations entitled MCA INC. v. Viacom Inc., Viacom International Inc. and Eighth Century Corporation and Viacom Inc. and Eighth Century Corporation v. The Seagram Company Ltd., MCA INC. and Universal City Studios, Inc., described on page 9 of the Company's Form 10-K for the fiscal year ended June 30, 1997 ("Form 10-K"). On October 21, 1997, Universal completed the purchase of Viacom's 50 percent interest in USA Networks and Sci-Fi Europe L.L.C. for $1.7 billion in cash. Pursuant to the settlement agreement between the parties, an order dismissing the action was entered on October 23, 1997.

     Reference is made to the litigation entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc. described on page 10 of the Form 10-K. An order dismissing the action without prejudice was entered on August 1, 1997.


Item 4. Submission of Matters to a Vote of Security Holders

       A total of 296,165,514 common shares were voted in person or by proxy at the Annual Meeting of Shareholders on November 5, 1997 representing 83.37 percent of the shares entitled to be voted. Business was transacted as follows:


1. Election of Directors: The persons listed below were elected to serve on the Board of Directors until the next annual meeting. The vote tabulation with respect to each person follows:


                                                VOTES         VOTES CAST AGAINST
DIRECTOR                                      CAST FOR           OR WITHHELD
--------                                      --------           -----------
Edgar M. Bronfman                            294,730,844          1,347,428
The Hon. Charles R. Bronfman                 294,742,326          1,335,946
Edgar Bronfman, Jr                           294,706,770          1,371,502
Samuel Bronfman II                           294,744,179          1,334,093
Matthew W. Barrett                           294,744,173          1,334,099
Laurent Beaudoin                             294,887,547          1,190,725
Frank J. Biondi, Jr                          294,745,402          1,332,870
Richard H. Brown                             294,887,053          1,191,219
The Hon. William G. Davis                    290,054,359          6,023,913
Andre Desmarais                              290,204,081          5,874,191
Michele J. Hooper                            294,894,771          1,183,501
David L. Johnston                            294,884,626          1,193,646
The Hon. E. Leo Kolber                       294,735,123          1,343,149
Marie-Josee Kravis                           294,883,650          1,194,622
Robert W. Matschullat                        294,747,189          1,331,083
C. Edward Medland                            294,878,903          1,199,369
Lew R. Wasserman                             294,686,676          1,391,596
John S. Weinberg                             294,747,092          1,331,180


2. Ratification of Independent Accountants: The proposal to ratify the appointment of Price Waterhouse LLP as independent accountants to serve until the next annual meeting was approved by a vote of 295,995,780 shares for and 82,492 shares against, withheld, abstentions and broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 14.

(b)  Current Reports on Form 8-K

1. A Current Report on Form 8-K dated August 29, 1997 to report under item 5 and file under item 7 the Company's consolidated financial statements for the fiscal year ended June 30, 1997.

2. A Current Report on Form 8-K dated September 23, 1997 to report under item 5 and file under item 7 a press release announcing that the Company and Viacom had agreed to resolve all litigation regarding USA Networks and that Universal had agreed to acquire Viacom's 50 percent interest in USA Networks, including Sci-Fi Channel, for $1.7 billion in cash.

3. A Current Report on Form 8-K dated October 21, 1997 to report under item 5 and file under item 7 a press release announcing that Universal will contribute the majority of its television assets, including all of the domestic operations and 50% of the international operations of USA Networks, to HSNi in a transaction in which Universal will receive 45% of HSNi's outstanding common equity equivalents plus approximately $1.2 billion in cash.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THE SEAGRAM COMPANY LTD.
                                          (Registrant)




                                    By: /s/ Robert W. Matschullat
                                       ---------------------------------------
                                    Robert W. Matschullat
                                    Vice Chairman and Chief Financial Officer
                                    (Principal Financial Officer)





Dated: November 14, 1997

                                  EXHIBIT INDEX




Exhibit
Number     Description of Exhibit
------     ----------------------


 12(a)     Computation of Ratio of Earnings to Fixed Charges
                 - The Seagram Company Ltd.

 12(b)     Computation of Ratio of Earnings to Fixed Charges
                 - Joseph E. Seagram & Sons, Inc.

 27        Financial Data Schedule