Form 10-Q
period 1997-12-31
SEAGRAM CO LTD
filed 1998-02-11
CIK 88188

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

Yes  X       No __


As of January 31, 1998, there were 345,103,409 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

                  Consolidated Statement of Income and
                       Retained Earnings -
                       Quarter and Six Months Ended
                       December 31, 1997 and 1996                                           1

                  Consolidated Balance Sheet -
                       December 31, 1997 and June 30, 1997                                  2

                  Consolidated Statement of Cash Flows -
                       Six Months Ended December 31, 1997 and 1996                          3

                  Notes to Consolidated Financial Statements                               4-6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     7-11


PART II.           OTHER INFORMATION

   Item 1.        Legal Proceedings                                                         12

   Item 6.        Exhibits and Reports on Form 8-K                                          13

   Signatures                                                                               14

   Exhibit Index                                                                            15

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)



                                                                         QUARTER                            SIX MONTHS
                                                                     ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                   1997             1996               1997             1996
                                                                   ----             ----               ----             ----
Revenues                                                        $   3,541         $   3,749         $   6,480         $   6,693
Cost of revenues                                                    2,128             2,298             3,874             4,016
Selling, general and administrative expenses                        1,159             1,050             2,047             1,991
                                                                ---------         ---------         ---------         ---------

OPERATING INCOME                                                      254               401               559               686
Interest, net and other                                                85                66               138                73
                                                                ---------         ---------         ---------         ---------
                                                                      169               335               421               613

Provision for income taxes                                            135               172               245               278

Minority interest                                                       6                 2                15                 8
                                                                ---------         ---------         ---------         ---------

NET INCOME                                                             28               161               161               327

Retained earnings at beginning of period                            7,969             8,413             8,259             8,389

Dividends paid                                                        (57)              (61)             (116)             (117)

Shares purchased and retired                                         (343)              (63)             (707)             (149)
                                                                ---------         ---------         ---------         ---------

Retained earnings at end of period                              $   7,597         $   8,450         $   7,597         $   8,450
                                                                =========         =========         =========         =========

Earnings per share - Basic                                      $    0.08         $    0.43         $    0.45         $    0.88
                                                                =========         =========         =========         =========
                   - Diluted                                    $    0.08         $    0.43         $    0.45         $    0.87
                                                                =========         =========         =========         =========

Dividends paid per share                                        $   0.165         $   0.165         $    0.33         $   0.315
                                                                =========         =========         =========         =========

Weighted average shares outstanding (thousands)                   348,631           370,159           353,765           370,452
Dilutive potential common shares (thousands)                        2,423             5,029             3,097             4,258
                                                                ---------         ---------         ---------         ---------
Adjusted weighted average shares outstanding (thousands)          351,054           375,188           356,862           374,710
                                                                =========         =========         =========         =========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)


                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1997             1997
                                                                                       ----             ----
ASSETS
Current Assets
  Cash and short-term investments at cost                                            $    379         $    504
  Receivables, net                                                                      2,524            1,931
  Inventories                                                                           2,792            2,974
  Film costs, net of amortization                                                         287              387
  Deferred income taxes                                                                   514              521
  Prepaid expenses and other current assets                                               455              402
                                                                                     --------         --------
    TOTAL CURRENT ASSETS                                                                6,951            6,719
                                                                                     --------         --------

Common stock of DuPont                                                                    988            1,034
Common stock of Time Warner                                                             1,659            1,291
Investment in USA Networks, held for sale                                               2,502              794
Film costs, net of amortization                                                         1,106              991
Artists' contracts, advances and other entertainment assets                               634              645
Deferred charges and other assets                                                         725              714
Property, plant and equipment, net                                                      3,141            3,125
Investments in unconsolidated companies                                                 1,346            1,303
Excess of cost over fair value of assets acquired                                       4,205            4,236
                                                                                     --------         --------
                                                                                     $ 23,257         $ 20,852
                                                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                     $  3,142         $    255
  Accrued royalties and participations                                                    693              726
  Payables and accrued liabilities                                                      2,182            2,077
  Income and other taxes                                                                  392              314
                                                                                     --------         --------
    TOTAL CURRENT LIABILITIES                                                           6,409            3,372
                                                                                     --------         --------

Long-term indebtedness                                                                  2,188            2,494
Accrued royalties and participations                                                      492              339
Deferred income taxes                                                                   2,552            2,461
Other credits                                                                             868              913
Minority interest                                                                       1,864            1,851
Shareholders' Equity
  Shares without par value (344,857,406 and 365,280,735 shares, respectively)             776              809
  Cumulative currency translation adjustments                                            (479)            (427)
  Cumulative gain on equity securities, net of tax                                        990              781
  Retained earnings                                                                     7,597            8,259
                                                                                     --------         --------
    TOTAL SHAREHOLDERS' EQUITY                                                          8,884            9,422
                                                                                     --------         --------
                                                                                     $ 23,257         $ 20,852
                                                                                     ========         ========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)


                                                                                                   SIX MONTHS
                                                                                                ENDED DECEMBER 31,
                                                                                               1997           1996
                                                                                               ----           ----
OPERATING ACTIVITIES
Net Income                                                                                   $   161         $ 327
                                                                                             -------         -----
Adjustments to reconcile net income to net cash provided
  Depreciation and amortization of assets                                                        178           179
  Amortization of excess of cost over fair value of assets acquired                              122            96
  Gain on sale of DuPont warrants, pre-tax                                                        --           (60)
  Gain on sale of Putnam, pre-tax                                                                 --           (64)
  Minority interest charged to income                                                             15             8
  Sundry                                                                                         (55)           42
  Changes in assets and liabilities
    Receivables                                                                                 (597)         (629)
    Inventories                                                                                  151           130
    Film costs, net of amortization                                                              (21)         (217)
    Prepaid expenses and other current assets                                                    (55)            1
    Artists' contracts, advances and other entertainment assets                                   (8)           (7)
    Payables and accrued liabilities                                                             221           216
    Income and other taxes                                                                        79           235
    Deferred income taxes                                                                        (14)          (33)
    Other credits                                                                                (54)           20
                                                                                             -------         -----
                                                                                                 (38)          (83)
                                                                                             -------         -----

Net cash provided by operating activities                                                        123           244
                                                                                             -------         -----

INVESTING ACTIVITIES
Acquisition of 50% interest in USA Networks                                                   (1,700)           --
Capital expenditures                                                                            (186)         (226)
Proceeds from sale of DuPont warrants                                                             --           500
Proceeds from sale of Putnam                                                                      --           330
Acquisition of Multimedia Entertainment assets                                                    --           (54)
Sundry                                                                                           (90)           (3)
                                                                                             -------         -----
Net cash (used for) provided by investing activities                                          (1,976)          547
                                                                                             -------         -----

FINANCING ACTIVITIES
Dividends paid                                                                                  (116)         (117)
Issuance of shares upon exercise of stock options and conversion of LYONs                         13            56
Shares purchased and retired                                                                    (753)         (157)
Increase in long-term indebtedness                                                                12             4
Decrease in long-term indebtedness                                                                --            (8)
Increase (decrease) in short-term borrowings and indebtedness payable within one year          2,572          (517)
                                                                                             -------         -----
Net cash provided by (used for) financing activities                                           1,728          (739)
                                                                                             -------         -----

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                   $  (125)        $  52
                                                                                             =======         =====

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


2. Purchase of USA Networks and proposed combination with HSN, Inc. ("HSNi")

On September 22, 1997, the Company and Viacom Inc. ("Viacom") announced their agreement to resolve all litigation regarding jointly-owned USA Networks. Under the terms of the agreement, Universal Studios, Inc. ("Universal"), on October 21, 1997, acquired Viacom's 50% interest in USA Networks, including the Sci-Fi Channel, for $1.7 billion in cash. The acquisition has been accounted for under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in $1.6 billion of unallocated excess of cost over fair value of assets acquired, included in "Investment in USA Networks, held for sale" on the balance sheet, and will be amortized over 40 years.

The minority shareholder in Universal, Matsushita Electric Industrial Co., Ltd. ("Matsushita") declined to contribute the additional capital required to fund their proportionate share of this acquisition. As a result, the Company's ownership of Universal has increased from 80 percent to 84 percent.

The unaudited condensed pro forma results of operations data presented below assume the USA Networks acquisition occurred at the beginning of each period presented. These pro forma results of operations were prepared based upon the historical consolidated statements of operations of the Company and of USA Networks for the six months ended December 31, 1997 and 1996, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company and USA Networks that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Income Statement Data
(millions, except per share amounts)

                                           SIX MONTHS ENDED
                                             DECEMBER 31,
                                       1997                  1996
                                       ----                  ----
Revenues                              $6,793                $7,001
                                      ------                ------

Net income                              $141                  $304
                                      ======                ======

EARNINGS PER SHARE:
Basic                                  $0.40                 $0.82
                                      ------                ------
Diluted                                $0.40                 $0.81
                                      ------                ------

On October 20, 1997, Universal and HSNi announced that Universal will contribute the majority of its television assets, including all of the domestic operations and 50% of the international operations of USA Networks, to HSNi in a transaction in which Universal will receive a combination of shares of HSNi common stock and interest in a subsidiary of HSNi which are exchangeable for HSNi common stock plus approximately $1.3 billion in cash. The resulting effective 45.8% interest in HSNi will be accounted for under the equity method. HSNi intends to change its corporate name to USA Networks, Inc. The transaction is subject to HSNi shareholder approval, which is expected to occur at an HSNi shareholder meeting scheduled for February 11, 1998. Subject to this approval, the transaction is expected to close as early as February 12, 1998.

3. Sale of the Warrants of E.I. du Pont de Nemours ("DuPont")

On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the six months ended December 31, 1996 include a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in Interest, net and other on the consolidated statement of income and retained earnings.

4. Investment in DuPont

At December 31, 1997, the Company owned 16.4 million shares of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.

5. Investment in Time Warner Inc. ("Time Warner")

At December 31, 1997, the Company owned 26.8 million shares of the outstanding common stock of Time Warner. The Company accounts for the investment at market value. The total cost of the investment was $937 million.

On February 5, 1998, the Company sold 15 million of its Time Warner shares for pre-tax proceeds of approximately $960 million. The gain on the sale of the shares was approximately $430 million (approximately $280 million after tax).

6. Supplementary Financial Statement Information



                                                DECEMBER 31,          JUNE 30,
                                                    1997                1997
                                                    ----                ----
                                                           (millions)
INVENTORIES
Beverages                                         $ 2,489             $ 2,704
Materials, supplies and other                         303                 270
                                                  -------             -------
                                                  $ 2,792             $ 2,974
                                                  =======             =======


PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at cost            $ 4,563             $ 4,435
Accumulated depreciation                           (1,422)             (1,310)
                                                  -------             -------
                                                  $ 3,141             $ 3,125
                                                  =======             =======



                                                                       QUARTER            SIX MONTHS
                                                                   ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                                     1997       1996       1997       1996
                                                                     ----       ----       ----       ----
                                                                                 (millions)
EXCISE TAXES (included in revenues and cost of revenues)            $ 260      $ 284      $ 422       $ 465
                                                                    -----      -----      -----       -----

7. Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (319,788 shares at December 31, 1997). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:


                                    QUARTER                             SIX MONTHS
                              ENDED DECEMBER 31,                    ENDED DECEMBER 31,
                             1997              1996              1997              1996
                             ----              ----              ----              ----
                                                    (millions)
Revenues                    $1,077            $1,042            $1,995            $1,983
Cost of revenues            $  814            $  797            $1,519            $1,512
Net income                  $    3            $   19            $   36            $   84


Consolidated Balance Sheet information for JES follows:

                                       DECEMBER 31,       JUNE 30,
                                           1997               1997
                                           ----               ----
                                                (millions)
    Current assets                        $1,497         $     957
    Noncurrent assets                     14,018            12,666
                                         -------         ---------
                                         $15,515         $  13,623
                                         =======         =========

    Current liabilities                  $ 2,528         $     671
    Noncurrent liabilities                 3,828             3,809
    Shareholder's equity                   9,159             9,143
                                         -------         ---------
                                         $15,515           $13,623
                                         =======         =========

8. Earnings Per Share and Common Shares

At December 31, 1997, there were 32,842,481 common shares potentially issuable upon the conversion of the LYONs described in Note 7 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is reflected in Diluted earnings per share on the income statement.

In the six months ended December 31, 1997, the Company canceled 20,948,200 common shares which were purchased on the open market and issued 524,871 shares upon the exercise of employee stock options and the conversion of LYONs.

The Company has adopted FAS 128, Earnings per Share, effective with the quarter and six months ended December 31, 1997. The prior year earnings per share amounts have been restated in accordance with FAS 128.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company operates two core, global segments: beverages and entertainment. The Company's beverage businesses are engaged principally in the production and marketing of distilled spirits, wines, fruit juices, coolers, beers and mixers. The Company's entertainment unit, Universal Studios, Inc., produces and distributes motion picture, television and home video products; produces and distributes recorded music; and operates theme parks and retail stores.

The discussion of business unit performance includes attributed revenues which reflect the Company's proportionate share of the revenues of the Company's equity companies and attributed earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Company's operations which reflects the proportionate share of the EBITDA of the Company's equity companies. The adjustment for equity companies eliminates the Company's proportionate share of the EBITDA in order to reflect equity income as calculated under generally accepted accounting principles. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance. However, EBITDA should be considered in addition to, not as a substitute for operating income, net income, cash flows and other measures of financial performance in accordance with generally accepted accounting principles.


                                                      QUARTER ENDED                   SIX MONTHS ENDED
                                                        DECEMBER 31,                     DECEMBER 31,
                                                     1997            1996            1997           1996
                                                     ----            ----            ----           ----
                                                                         (millions)
Reported Revenues                                  $ 3,541         $ 3,749         $ 6,480         $ 6,693
                                                   =======         =======         =======         =======

Attributed Revenues                                $ 3,901         $ 4,036         $ 7,170         $ 7,307
                                                   =======         =======         =======         =======



Beverages - EBITDA
   Spirits and Wine                                $   253         $   315         $   444         $   497
   Fruit Juices and Other                               72              65             141             128
                                                   -------         -------         -------         -------
Beverages EBITDA before Charge for Asia
  Spirits and Wine Operations                          325             380             585             625
Charge for Asia Spirits and Wine Operations            (60)             --             (60)             --
                                                   -------         -------         -------         -------
Total Beverages EBITDA                                 265             380             525             625
Adjustment for Equity Companies                         (2)             (2)             (4)             (5)
Depreciation and Amortization                          (59)            (55)           (114)           (110)
                                                   -------         -------         -------         -------



Beverages - Operating Income                           204             323             407             510



Entertainment - EBITDA
   Filmed Entertainment                                113              65             271             217
   Music Entertainment                                  47              45              65              52
   Recreation and Other                                 39              40             102             115
   Gain on Sale of Putnam                               --              64              --              64
                                                   -------         -------         -------         -------
       Total Entertainment EBITDA                      199             214             438             448
Adjustment for Equity Companies                        (41)            (23)            (68)            (47)
Depreciation and Amortization                          (95)            (81)           (186)           (165)
                                                   -------         -------         -------         -------



Entertainment - Operating Income                        63             110             184             236



Corporate Expenses                                     (13)            (32)            (32)            (60)
                                                   -------         -------         -------         -------



TOTAL OPERATING INCOME                             $   254         $   401         $   559         $   686
                                                   =======         =======         =======         =======

The Company's results were severely impacted by the economic and currency crises in Asia which hampered business performance and resulted in a $60 million charge to Spirits and Wine operations in the second quarter. Reported revenues for the quarter and six months ended December 31, 1997 declined six percent and three percent, respectively, due to declines in Spirits and Wine revenues resulting from the extremely difficult market conditions in Asia, the unfavorable impact of foreign exchange, and the absence of the contribution from Putnam (the publishing operation that was sold in December 1996) in the current year, partly offset by gains in Filmed Entertainment, Music, Recreation and Other and at The Tropicana Beverage Group. Operating income for the quarter fell 37 percent to $254 million and was 19 percent lower for the six months, at $559 million. The deterioration of the Spirits and Wine results in Asia offset strong growth in the North America Spirits and Wine business, Tropicana, and Universal.

Attributed revenues for the second quarter, at $3.9 billion, were three percent lower than in the prior year while EBITDA declined 22 percent to $464 million. For the six months, attributed revenues showed a two percent decline, but grew one percent if the Putnam contribution is excluded from the prior year. EBITDA for the six months decreased ten percent to $963 million. Excluding the charge for the Spirits and Wine operations in Asia and the prior year contribution from Putnam, EBITDA for the quarter was flat year-on-year at $524 million and increased four percent to over $1.0 billion for the six months.

Beverage Operations

In the quarter ended December 31, 1997, the Beverages segment contributed $2.03 billion to reported revenues and $204 million to operating income versus $2.12 billion of reported revenues and $323 million of operating income in the prior year. Six months reported revenues for the Beverages segment were $3.59 billion while operating income was $407 million compared to prior year reported revenues of $3.71 billion and operating income of $510 million.

Spirits and Wine

In the second quarter, reported and attributed revenues both declined seven percent. Excluding the unfavorable impact of foreign exchange, reported revenues declined three percent. Revenues in Asia were down over 50 percent reflecting the impact of foreign exchange, the buyback of inventory from a major distributor in Greater China to reduce at-risk receivables, lower shipments in order to reduce distributor inventories, particularly in Greater China, and diminished consumer demand, particularly in the Duty Free market, which was affected by reduced travel in the region. Revenues in North America increased six percent in the quarter but revenues in Europe and Latin America were down six percent and two percent, respectively. Excluding the foreign exchange impact, Europe's revenues would have increased slightly, driven by improvement in the U.K., Spain and Italy. Revenues in Latin America were affected by economic problems in Brazil and Venezuela. Based on current market conditions in Asia, the Company expects a shortfall in fiscal year 1998 Spirits and Wine earnings similar, in percentage terms, to the decline in second quarter results.

Spirits and Wine volumes fell two percent as the performance of global brands was mixed. Key North American brands were very strong led by Captain Morgan, up 11 percent, and Crown Royal, up 22 percent following a timing-related decline in the first quarter. For the six months, Crown Royal shipments increased nine percent. Absolut continues to grow with four percent higher volume in the quarter. Several global brands showed declines due to the market conditions in Asia, including Chivas Regal, Martell and Royal Salute.

Excluding the charge for operations in Asia, EBITDA declined $62 million for the quarter, to $253 million. This reduction is attributable to the situation in Asia and reflects the decline in revenues as well as lower margins as demand shifts from imported products to less expensive, locally-produced products. EBITDA for North America increased 13 percent driven by higher revenues and margin increases from improved mix and sustained price increases.

In the quarter, the Company recorded a $60 million charge related to operations in Asia. The charge includes approximately $30 million for increased bad debt reserves, $15 million for severance and related costs, and the balance reflects other asset write-downs.

Fruit Juices and Other

Reported and attributed revenues for Fruit Juices and Other were up four percent in the quarter and two percent for six months. Revenue growth in the quarter and six months was affected by an unfavorable foreign exchange variance. In the six months, revenue growth was also impacted by difficult comparisons with the prior year in North America which included an extra week of sales due to the change in the fiscal year end. Excluding the impact of these two items, reported revenues would have increased six percent in both the second quarter and six months. The flagship brand, Tropicana Pure Premium, experienced 13 percent volume growth in the quarter in North America. Tropicana's share of the total U.S. chilled orange juice market was 42 percent and its share of the not-from-concentrate orange juice market was 72 percent. Both of these share percentages were ahead of the second quarter last year. Internationally, volume increased 13 percent reflecting growth in Europe and Asia Pacific.

EBITDA for Fruit Juices and Other increased 11 percent in the quarter to $72 million reflecting the strong performance of Tropicana Pure Premium in North America. Overall, Fruit Juices and Other margins increased in the quarter to
13.6 percent from 12.8 percent in the prior year as a result of improved mix.

Entertainment

In the second quarter, reported and attributed revenues decreased seven percent and two percent, respectively. For the six months ended December 31, 1997, reported revenues fell three percent while attributed revenues increased one percent. Excluding the contribution of Putnam in the prior year, attributed revenues increased five percent in the quarter and seven percent in the six months. Despite improved results in all segments, operating income declined $47 million to $63 million for the quarter and $52 million to $184 million for the six months due to the inclusion of the Putnam operations and gain on sale of Putnam in the prior year results, and to higher amortization expense in the current year. Excluding Putnam from the prior year results, operating income increased $21 million for the quarter and $33 million for the six months.

As a result of the sale of Universal's book publishing business in December 1996, the Entertainment segment's operations are presented in three components:
Filmed Entertainment, Music Entertainment and Recreation and Other. Recreation and Other principally includes recreation operations, retail stores and new media ventures as well as publishing results through December 16, 1996.

Filmed Entertainment

Reported and attributed revenues for the quarter increased one percent and seven percent, respectively. For the six months, reported revenues rose nine percent while attributed revenues increased 11 percent. The second quarter and six months results include an additional $77 million of revenues due to the incremental 50 percent of USA Networks acquired from Viacom on October 21, 1997. EBITDA rose 74 percent or $48 million in the quarter. Excluding the $29 million incremental contribution from USA Networks, EBITDA increased 29 percent reflecting the strong domestic video releases of both The Lost World: Jurassic Park and Liar, Liar, offset by the poor box office performance of For Richer Or Poorer and The Jackal. In addition, there were higher earnings from television which largely resulted from syndicated talk shows and Hercules: The Legendary Journeys and Xena: Warrior Princess. Improved contribution from USA Networks resulted from higher advertising and affiliate revenues and lower make-good requirements.

Music Entertainment

Reported and attributed revenues decreased five percent and three percent, respectively, in the quarter as compared to the prior year. For the six months, reported revenues declined two percent while attributed revenues were up one percent. EBITDA increased $2 million compared with a very strong quarter last year. The growth results from strong sales of releases by Aqua, Chumbawamba, Erykah Badu and Smashmouth. Margins continue to improve, reflecting better mix and lower manufacturing costs.

Recreation and Other

For the second quarter, reported and attributed revenues decreased 15 percent and eight percent, respectively. For the six months, reported and attributed revenues were, respectively, 26 percent and 19 percent below the prior year. Excluding the results of Putnam from the prior year, reported and attributed revenues increased six percent and 11 percent, respectively, in the quarter and one percent and three percent for the six months. EBITDA for the second quarter showed a $5 million improvement excluding the Putnam contribution from the prior year. This improvement is largely due to the Florida theme park where attendance increased one percent and per capita spending rose two percent. Both attendance and spending at the Hollywood theme park declined one percent. As expected, the theme park comparisons with the prior year are difficult as the prior period benefited from the opening of Jurassic Park - The Ride in Hollywood and Terminator-2: 3-D in Florida in 1996.

Corporate Expenses and Interest, Net and Other

Corporate expenses were $13 million in the current quarter as compared to $32 million in the prior year and $32 million for six months compared to $60 million last year. The decreases in both the quarter and six months are primarily due to reduced reengineering expenses and lower costs associated with stock-based compensation as a result of the decline in the market value of the Company's shares during the period. Interest, net and other for the quarter was $85 million and included net interest expense of $93 million, which was partially offset by $8 million in dividend income from the DuPont and Time Warner investments. In the prior year, Interest, net and other was $66 million which was comprised of net interest expense of $75 million offset by $9 million of dividend income from DuPont and Time Warner. Interest, net and other for the six months was $138 million as compared to $73 million for the prior year which included a $60 million pre-tax gain on the sale of DuPont warrants. The increase in interest expense in the quarter versus the prior year is due primarily to a higher average debt balance, which reflects the funding of the Company's purchase of the incremental 50 percent interest in USA Networks on October 21, 1997 and the ongoing share repurchase program.

Net Income

In the second quarter, net income was $28 million or $0.08 per share compared with net income of $161 million, or $0.43 per share, in the prior year. Excluding the $50 million after-tax charge for Spirits and Wine operations in Asia, net income was $78 million or $0.22 per share. For the six months, net income was $161 million or $0.45 per share compared to $327 million or $0.88 per share in the prior year. Excluding the after-tax charge for the Spirits and Wine operations in Asia and the after-tax gain on the sale of DuPont warrants from the prior year, net income for the six months was $211 million or $0.59 per share compared to $288 million or $0.78 per share last year.

The effective tax rate for the six months ended December 31, 1997 was 58 percent as compared to an effective tax rate of 45 percent in the prior year. The increase is due to a higher effective tax rate on ongoing operations of 53 percent reflecting reduced earnings in the relatively low tax jurisdictions in Asia. In addition, the charge for Spirits and Wine operations in Asia will result in only limited tax benefits resulting in a further increase in the effective rate, to 58 percent. The effective tax rate for the second quarter is 80 percent. The tax provision recorded in the first quarter was at an effective rate of 44 percent; the second quarter tax provision reflects the adjustment of the first quarter provision to the new full-year tax rate of 53 percent on ongoing operations.

Liquidity and Capital Resources

Current assets increased to $7.0 billion at December 31, 1997, as compared to $6.7 billion at June 30, 1997, due primarily to higher receivables resulting from the cyclical nature of both the Entertainment and Spirits and Wine businesses. Current liabilities at December 31, 1997 were $6.4 billion compared to $3.4 billion at June 30, 1997 due primarily to an increase in short-term borrowings to fund the $1.7 billion acquisition of the incremental share in USA Networks and share repurchases of $753 million. Shareholders' equity was $8.9 billion at December 31, 1997 compared to $9.4 billion at June 30, 1997. The decline was caused primarily by charges to the equity accounts upon the repurchase of shares. Net debt was $5.0 billion compared to $2.2 billion at June 30, 1997 reflecting an increase in short term borrowings primarily to finance the acquisition of the incremental interest in USA Networks as well as share repurchases in the first six months of the fiscal year.

Net cash of $123 million was provided by operating activities in the six months ended December 31, 1997, compared to $244 million in the prior year period. Reduced film production costs partially offset the impact of the net income decline in the current year.

Cash used for investing activities was $2.0 billion in the six months ended December 31, 1997 primarily due to the $1.7 billion acquisition of the remaining 50 percent of USA Networks. In addition, capital expenditures were $186 million. In the prior year, cash provided by investing activities of $547 million reflected proceeds of $500 million on the sale of the DuPont warrants, proceeds of $330 million on the sale of Putnam, offset by capital expenditures of $226 million and the acquisition of Multimedia Entertainment for $54 million. The Company's liquidity is enhanced by its investment in Time Warner stock which had a market value of $1.7 billion on December 31, 1997 (26.8 million shares). On February 5, 1998, the Company sold 15 million of the Time Warner shares, with a December 31, 1997 market value of approximately $929 million, for pre-tax proceeds of approximately $960 million. After-tax proceeds of approximately $800 million will be used for general corporate purposes, including repayment of debt. As previously indicated, the Company does not view its remaining investment in Time Warner as a strategic asset.

Financing activities in the six months ended December 31, 1997 reflect an increase in short-term borrowings of $2.6 billion used to finance the acquisition of the incremental interest in USA Networks and the repurchase of the Company's shares for $753 million, and to pay dividends of $116 million. In the comparable prior year period, financing activities reflected a decrease in short-term borrowings due to the receipt of proceeds from the sale of the DuPont warrants and the sale of Putnam offset by the Company's repurchase of shares at a cost of $157 million and dividend payments totaling $117 million.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

Cautionary Statement Concerning Forward-Looking Statements

The statements in this Form 10-Q relating to matters that are not historical facts are forward-looking statements that are not guarantees of future performance and involve risks and uncertainties, including but not limited to future global economic conditions, foreign exchange rates, the actions of competitors and other factors beyond control of the Company.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the litigation entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment,
Inc. Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL described on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Form 10-K"). Upon reinstatement of this litigation by the Ninth Circuit as described in the Form 10-K, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et at., v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation; Universal Music & Video Distribution Corporation (formerly known as UNI Distribution, Inc.); Bertelsmann Music Group, Inc.; and Polygram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation; Universal Music & Video Distribution Corporation (formerly known as UNI Distribution Corporation); Bertelsmann Music Group, Inc.; and Polygram Group Distribution, Inc., No. CV 97-8864 JSL (VAPx), filed October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a/ Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc. Warner Elektra Atlantic Corporation; Universal Music & Video Distribution Corporation (formerly known as UNI Distribution Corporation); Bertelsmann Music Group, Inc.; and Polygram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc. et al. v. Sony Music Entertainment, Inc.; Polygram Group Distribution, Inc.; Bertelsmann Music Group, Inc.; Universal Music & Video Distribution, Inc.; Warner Elektra Atlantic Corporation; (formerly known as UNI Distribution Corporation); and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York.

On January 16, 1998, the Competition Directorate of the Commission of the European Communities issued a Statement of Objections in response to the application of the United International Pictures ("UIP") for a renewal of its exemption from Article 85(1) of the Treaty of Rome with respect to UIP's theatrical distribution activities within the European Union.

UIP is a partnership that is owned equally by Universal, Metro-Goldwyn-Mayer and Paramount Pictures Corporation. It was created in 1981 for the purpose of achieving cost savings in the distribution of motion pictures to theaters internationally, including Europe. In 1989, after lengthy proceedings, the European Commission granted UIP an exemption from Article 85(1) with respect to UIP's theatrical distribution activities within the European Union. Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1993, prior to the stated expiration of the 1989 exemption, UIP filed an application to extend this exemption. The Statement of Objections, issued in response to the request to renew the exemption, indicates that, although a final decision has not been made, the Commission is of the preliminary opinion that the exemption granted to UIP in 1989 should not be extended.

UIP and its partners, including Universal, dispute the preliminary views of the Commission as expressed in the Statement of Objections and will provide evidence to the Commission in order to persuade the Commission that the exemption should be extended.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 14.

(b)  Current Reports on Form 8-K

1. A Current Report on Form 8-K dated October 21, 1997 to report under item 5 and file under item 7 a press release announcing that Universal will contribute the majority of its television assets, including all of the domestic operations and 50% of the international operations of USA Networks, to HSNi in the transaction described in Note 2 to the financial statements.

2. A Current Report on Form 8-K dated February 5, 1998 to report under item 5 and file under item 7 a press release announcing the sale of 15 million shares of Time Warner.

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

                                      THE SEAGRAM COMPANY LTD.
                                      ------------------------
                                           (Registrant)




                                      By:  /s/ Robert W. Matschullat
                                           -------------------------------
                                      Robert W. Matschullat
                                      Vice Chairman and Chief Financial Officer
                                      (Principal Financial Officer)


Dated:  February 11, 1998

                                  EXHIBIT INDEX

   Exhibit
   Number         Description of Exhibit
   ------         ----------------------
  10              Investment Agreement among Universal Studios, Inc. for itself and on behalf of certain of its subsidiaries, HSN, Inc., Home
                  Shopping Network, Inc. and Liberty Media Corporation, for
                  itself and on behalf of certain of its subsidiaries dated as of October 19, 1997, as amended and restated as of December
                  18, 1997.

    12(a)         Computation of Ratio of Earnings to Fixed Charges
                       - The Seagram Company Ltd.

    12(b)         Computation of Ratio of Earnings to Fixed Charges
                       - Joseph E. Seagram & Sons, Inc.

    27            Financial Data Schedule