Form 10-Q
period 1998-03-31
SEAGRAM CO LTD
filed 1998-05-15
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes  /X/       No /_/


As of April 30, 1998, there were 346,301,125 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Statement of Income and
                Retained Earnings -
                Quarter and Nine Months Ended
                March 31, 1998 and 1997                                1

             Consolidated Balance Sheet -
                March 31, 1998 and June 30, 1997                       2

             Consolidated Statement of Cash Flows -
                Nine Months Ended March 31, 1998 and 1997              3

             Notes to Consolidated Financial Statements               4-7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-12


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings                                           13

  Item 6. Exhibits and Reports on Form 8-K                            14

  Signatures                                                          15

  Exhibit Index                                                       16

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)

                                                                        QUARTER                         NINE MONTHS
                                                                     ENDED MARCH 31,                   ENDED MARCH 31,
                                                                  1998             1997             1998             1997
                                                               ---------        ---------        ---------        ---------
Revenues ...............................................       $   2,534        $   2,847        $   9,014        $   9,540
Cost of revenues .......................................           1,529            1,755            5,403            5,771
Selling, general and administrative expenses ...........             940              966            2,987            2,957
                                                               ---------        ---------        ---------        ---------

OPERATING INCOME .......................................              65              126              624              812
Interest, net and other ................................            (722)              61             (584)             134
                                                               ---------        ---------        ---------        ---------
                                                                     787               65            1,208              678

Provision for income taxes .............................             293               34              538              312

Minority interest ......................................              33                4               48               12
                                                               ---------        ---------        ---------        ---------

NET INCOME .............................................             461               27              622              354

Retained earnings at beginning of period ...............           7,597            8,450            8,259            8,389

Dividends paid .........................................             (57)             (61)            (173)            (178)

Shares purchased and retired ...........................            --                (50)            (707)            (199)
                                                               ---------        ---------        ---------        ---------

Retained earnings at end of period .....................       $   8,001        $   8,366        $   8,001        $   8,366
                                                               =========        =========        =========        =========

Earnings per share - Basic .............................       $    1.34        $    0.07        $    1.77        $    0.96
                                                               =========        =========        =========        =========
                   - Diluted ...........................       $    1.32        $    0.07        $    1.76        $    0.95
                                                               =========        =========        =========        =========

Dividends paid per share ...............................       $   0.165        $   0.165        $   0.495        $    0.48
                                                               =========        =========        =========        =========

Weighted average shares outstanding (thousands) ........         345,372          370,659          350,967          370,520
Dilutive potential common shares (thousands) ...........           3,502            5,102            3,232            4,540
                                                               ---------        ---------        ---------        ---------
Adjusted weighted average shares outstanding (thousands)         348,874          375,761          354,199          375,060
                                                               =========        =========        =========        =========


The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                                 MARCH 31,        JUNE 30,
                                                                                   1998            1997
                                                                                 --------        --------
ASSETS
Current Assets
  Cash and short-term investments at cost                                         $  1,451        $    504
  Receivables, net                                                                   2,071           1,931
  Inventories                                                                        2,863           2,974
  Film costs, net of amortization                                                      154             387
  Deferred income taxes                                                                540             521
  Prepaid expenses and other current assets                                            438             402
                                                                                  --------        --------
    TOTAL CURRENT ASSETS                                                             7,517           6,719
                                                                                  --------        --------
Common stock of DuPont                                                               1,118           1,034
Common stock of Time Warner                                                            847           1,291
Common stock of USAi                                                                   322            --
Investment in USA Networks, held for sale                                             --               794
Film costs, net of amortization                                                      1,042             991
Artists' contracts, advances and other entertainment assets                            688             645
Deferred charges and other assets                                                      734             714
Property, plant and equipment, net                                                   3,195           3,125
Investments in unconsolidated companies                                              3,292           1,303
Excess of cost over fair value of assets acquired                                    3,990           4,236
                                                                                  --------        --------
                                                                                  $ 22,745        $ 20,852
                                                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                  $  1,929        $    255
  Accrued royalties and participations                                                 698             726
  Payables and accrued liabilities                                                   2,111           2,077
  Income and other taxes                                                               662             314
                                                                                  --------        --------
    TOTAL CURRENT LIABILITIES                                                        5,400           3,372
                                                                                  --------        --------

Long-term indebtedness                                                               2,152           2,494
Accrued royalties and participations                                                   454             339
Deferred income taxes                                                                2,544           2,461
Other credits                                                                        1,070             913
Minority interest                                                                    1,903           1,851
Shareholders' Equity
  Shares without par value (346,081,355 and 365,280,735 shares, respectively)          814             809
  Cumulative currency translation adjustments                                         (515)           (427)
  Cumulative gain on equity securities, net of tax                                     922             781
  Retained earnings                                                                  8,001           8,259
                                                                                  --------        --------
    TOTAL SHAREHOLDERS' EQUITY                                                       9,222           9,422
                                                                                  --------        --------
                                                                                  $ 22,745        $ 20,852
                                                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                                                  NINE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                               1998          1997
                                                                                             -------         -----
OPERATING ACTIVITIES
Net Income                                                                                   $   622         $ 354
                                                                                             -------         -----
Adjustments to reconcile net income to net cash provided
  Depreciation and amortization of assets                                                        270           261
  Amortization of excess of cost over fair value of assets acquired                              186           146
  Gain on sale of Time Warner shares, pre-tax                                                   (433)           --
  Gain on sale of USA Networks and Universal television assets to USAi, pre-tax                 (360)           --
  Gain on sale of DuPont warrants, pre-tax                                                        --           (60)
  Gain on sale of Putnam, pre-tax                                                                 --           (64)
  Minority interest charged to income                                                             48            12
  Sundry                                                                                         (67)           77
  Changes in assets and liabilities
    Receivables                                                                                 (144)         (224)
    Inventories                                                                                   48            39
    Film costs, net of amortization                                                                9          (175)
    Prepaid expenses and other current assets                                                    (74)            7
    Artists' contracts, advances and other entertainment assets                                 (106)           30
    Payables and accrued liabilities                                                            (271)           78
    Income and other taxes                                                                       349           151
    Deferred income taxes                                                                        (13)            9
    Other credits                                                                                161            (8)
                                                                                             -------         -----
                                                                                                (397)          279
                                                                                             -------         -----

Net cash provided by operating activities                                                        225           633
                                                                                             -------         -----

INVESTING ACTIVITIES
Acquisition of 50% interest in USA Networks                                                   (1,700)           --
Proceeds from sale of USA Networks and Universal television assets to USAi                     1,332            --
Proceeds from sale of Time Warner shares                                                         958            --
Capital expenditures                                                                            (324)         (336)
Proceeds from sale of DuPont warrants                                                             --           500
Proceeds from sale of Putnam                                                                      --           330
Acquisition of Multimedia Entertainment assets                                                    --           (55)
Sundry                                                                                           (17)         (113)
                                                                                             -------         -----
Net cash provided by investing activities                                                        249           326
                                                                                             -------         -----

FINANCING ACTIVITIES
Dividends paid                                                                                  (173)         (178)
Issuance of shares upon exercise of stock options and conversion of LYONs                         51            75
Shares purchased and retired                                                                    (753)         (210)
Increase in long-term indebtedness                                                                 5             7
Decrease in long-term indebtedness                                                               (30)          (32)
Increase (decrease) in short-term borrowings and indebtedness payable within one year          1,373          (477)
                                                                                             -------         -----
Net cash provided by (used for) financing activities                                             473          (815)
                                                                                             -------         -----

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                              $   947         $ 144
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

2. Purchase of USA Networks and combination with USA Networks, Inc. ("USAi"), formerly HSN, Inc.

On September 22, 1997, the Company and Viacom Inc. ("Viacom") announced their agreement to resolve all litigation regarding jointly-owned USA Networks. Under the terms of the agreement, Universal Studios, Inc. ("Universal"), on October 21, 1997, acquired Viacom's 50% interest in USA Networks, including the Sci-Fi Channel, for $1.7 billion in cash. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in $1.6 billion of unallocated excess of cost over fair value of assets acquired which was being amortized over 40 years.

The minority shareholder in Universal, Matsushita Electric Industrial Co., Ltd. ("Matsushita") declined to contribute the additional capital required to fund their proportionate share of this acquisition. As a result, the Company's ownership of Universal has increased from 80 percent to approximately 84 percent.

On February 12, 1998, Universal sold its acquired 50% interest in USA Networks to USAi and contributed its original 50% interest in USA Networks and the majority of its television assets, including substantially all of its domestic operations and 50% of the international operations of USA Networks, to USANi LLC (the "LLC") in a transaction ("the transaction") in which Universal received $1,332 million in cash, 13.5 million shares of USAi (after giving effect to the 2 for 1 split of USAi stock on March 26, 1998) consisting of 7.1 million shares of USAi common stock and 6.4 million shares of USAi Class B common stock which in aggregate represents a 10.7% interest in USAi, and a 45.8% interest (118,633,172 shares at March 31, 1998) in the LLC (a subsidiary of USAi) which is exchangeable for USAi common stock and Class B common stock. Universal recognized a gain of $360 million ($222 million after tax) on the transaction, included in Interest, net and other on the consolidated statement of income and retained earnings. The transaction resulted in $82 million of unallocated excess cost over fair value of assets acquired which is being amortized over 40 years.

The investment in the 7.1 million shares of USAi common stock held by Universal at March 31, 1998 is accounted for at market value ($194 million at March 31, 1998) and has an underlying historical cost of $142 million. The investment in the 6.4 million shares of Class B common stock of USAi is carried at its historical cost of $128 million.

The investment in the LLC is included in Investments in unconsolidated companies on the consolidated balance sheet and is accounted for under the equity method.

The unaudited condensed pro forma results of operations data presented below assume that both the purchase of the acquired 50% interest in USA Networks and the transaction occurred at the beginning of each period presented. These pro forma results of operations were prepared based upon the historical consolidated statements of operations of the Company and the pro forma results of operations of USAi for the nine months ended March 31, 1998 and 1997, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company that would have occurred if the transactions had been in effect since the assumed dates, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Income Statement Data
(millions, except per share amounts)

                                NINE MONTHS ENDED
                                    MARCH 31,
                              1998             1997
                           ---------        ---------
Revenues                   $   8,651        $   9,309
                           ---------        ---------
Net income                 $     638        $     332
                           =========        =========

EARNINGS PER SHARE:
Basic                      $    1.82        $    0.90
                           ---------        ---------
Diluted                    $    1.80        $    0.89
                           ---------        ---------

3. Sale of the Warrants of E.I. du Pont de Nemours ("DuPont")

On July 24, 1996, DuPont repurchased the 156 million equity warrants owned by the Company for $500 million in cash. The Company had received the warrants in April, 1995 when DuPont redeemed 156 million shares of its common stock owned by the Company. The warrants were valued at $440 million at the date of the 1995 transaction. The results for the nine months ended March 31, 1997 include a $60 million pre-tax gain ($39 million after-tax) from the sale of the warrants. The pre-tax gain is included in Interest, net and other on the consolidated statement of income and retained earnings.

4.  Investment in DuPont

At March 31, 1998, the Company owned 16.4 million shares of the outstanding common stock of DuPont. The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.

5.  Investment in Time Warner Inc. ("Time Warner")

On February 5, 1998, the Company sold 15 million of its 26.8 million shares of Time Warner common stock for pre-tax proceeds of $958 million. The gain on the sale of the shares, included in Interest, net and other on the consolidated statement of income and retained earnings, was $433 million ($281 million after tax) in accordance with the average cost method.

At March 31, 1998, the Company's remaining 11.8 million Time Warner shares, which are accounted for at market value, had a total cost of $411 million.

6.   Supplementary Financial Statement Information

                                              MARCH 31,      JUNE 30,
                                               1998            1997
                                              -------         -------
                                                   (millions)
INVENTORIES
Beverages                                     $ 2,455         $ 2,704
Materials, supplies and other                     408             270
                                              -------         -------
                                              $ 2,863         $ 2,974
                                              =======         =======

PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at cost        $ 4,668         $ 4,435
Accumulated depreciation                       (1,473)         (1,310)
                                              -------         -------
                                              $ 3,195         $ 3,125
                                              =======         =======

                                                                    QUARTER                 NINE MONTHS
                                                                  ENDED MARCH 31,          ENDED MARCH 31,
                                                                1998         1997         1998        1997
                                                               -----        -----        -----        ----
                                                                               (millions)
EXCISE TAXES (included in revenues and cost of revenues)       $ 144        $ 154        $ 566        $619
                                                               -----        -----        -----        ----

7.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (314,238 shares at March 31, 1998) The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:

                             QUARTER                     NINE MONTHS
                           ENDED MARCH 31,             ENDED MARCH 31,
                         1998         1997          1998          1997
                        -----         ----        ------        ------
                                         (millions)
Revenues                $ 906         $925        $2,901        $2,908
Cost of revenues        $ 715         $645        $2,234        $2,157
Net income(loss)        $ (15)        $ 16        $   21        $  100

Consolidated Balance Sheet information for JES follows:

                                  MARCH 31,      JUNE 30,
                                    1998           1997
                                  -------        -------
                                        (millions)
        Current assets            $ 2,504        $   957
        Noncurrent assets          11,967         12,666
                                  -------        -------
                                  $14,471        $13,623
                                  =======        =======

        Current liabilities       $ 1,344        $   671
        Noncurrent liabilities      3,883          3,809
        Shareholder's equity        9,244          9,143
                                  -------        -------
                                  $14,471        $13,623
                                  =======        =======

8.  Earnings Per Share and Common Shares

At March 31, 1998, there were 39,106,659 common shares potentially issuable upon the conversion of the LYONs described in Note 7 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is reflected in Diluted earnings per share on the income statement.

In the nine months ended March, 1998, the Company canceled 20,948,200 common shares which were purchased on the open market and issued 1,748,820 shares upon the exercise of employee stock options and the conversion of LYONs.

The Company adopted FAS 128, Earnings per Share, effective with the quarter and six months ended December 31, 1997. The prior year earnings per share amounts have been restated in accordance with FAS 128.

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

                                                   QUARTER ENDED                   NINE MONTHS ENDED
                                                      MARCH 31,                        MARCH 31,
                                                1998            1997             1998             1997
                                              -------         -------         --------         --------
                                                                   (millions)
    Reported Revenues                         $ 2,534         $ 2,847         $  9,014         $  9,540
                                              =======         =======         ========         ========
    Attributed Revenues                       $ 2,947         $ 3,169         $ 10,117         $ 10,265
                                              =======         =======         ========         ========

    Beverages - EBITDA
       Spirits and Wine                       $    80         $   143         $    524         $    640
       Fruit Juices and Other                      56              50              197              178
                                              -------         -------         --------         --------

    Beverages EBITDA before Charge for
    Asia Spirits and Wine Operations              136             193              721              818
    Charge for Asia Spirits and Wine Operations    --              --              (60)              --
                                              -------         -------         --------         --------
    Total Beverages EBITDA                        136             193              661              818
    Adjustment for Equity Companies                (1)             (1)              (5)              (6)
    Depreciation and Amortization                 (59)            (55)            (173)            (165)
                                              -------         -------         --------         --------

    Beverages - Operating Income                   76             137              483              647

    Entertainment - EBITDA
       Filmed Entertainment                       115              87              386              304
       Music Entertainment                         12              10               77               62
       Recreation and Other                        22              17              124              132
       Gain on Sale of Putnam                      --              --               --               64
                                              -------         -------         --------         --------
           Total Entertainment EBITDA             149             114              587              562
    Adjustment for Equity Companies               (50)            (25)            (118)             (72)
    Depreciation and Amortization                 (97)            (77)            (283)            (242)
                                              -------         -------         --------         --------

    Entertainment - Operating Income                2              12              186              248

    Corporate Expenses                            (13)            (23)             (45)             (83)
                                              -------         -------         --------         --------

    TOTAL OPERATING INCOME                    $    65         $   126         $    624         $    812
                                              =======         =======         ========         ========

The Company's results continued to be severely impacted by the economic and currency crises in Asia which hampered business performance and resulted in a $60 million charge to Spirits and Wine operations in the second quarter of the fiscal year. Reported revenues for the third quarter and nine months ended March 31, 1998 declined 11 percent and six percent, respectively, due primarily to declines in Spirits and Wine revenues resulting from the extremely difficult market conditions in Asia and the unfavorable impact of foreign exchange. The current year nine months was also impacted by the absence of the contribution from Putnam (Universal's publishing business that was sold in December 1996). Operating income for the quarter fell 48 percent to $65 million and was 23 percent lower for the nine months, at $624 million. Strong growth experienced at Universal, Tropicana and by the North America Spirits and Wine business was offset by the deterioration of the Spirits and Wine results in Asia.

Attributed revenues for the third quarter, at $2.9 billion, were seven percent lower than in the prior year while EBITDA declined seven percent to $285 million. For the nine months, attributed revenues showed a three percent decline, but fell only one percent if the Putnam contribution is excluded from the prior year. EBITDA for the nine months decreased ten percent to $1.2 billion. Excluding the charge for the Spirits and Wine operations in Asia and the prior year contribution from Putnam, EBITDA for the nine months increased one percent year-on-year.

Beverage Operations

In the quarter ended March 31, 1998, the Beverages segment contributed $1.4 billion to reported revenues and $76 million to operating income versus $1.6 billion of reported revenues and $137 million of operating income in the prior year. Nine months reported revenues for the Beverages segment were $5.0 billion while operating income was $483 million compared to prior year reported revenues of $5.3 billion and operating income of $647 million.

Spirits and Wine

In the third quarter, reported revenues and attributed revenues declined 18 percent and 21 percent, respectively. Excluding the unfavorable impact of foreign exchange, reported revenues declined 13 percent. Attributed revenues in Asia were down 61 percent reflecting the significant impact of foreign exchange, lower shipments in order to reduce distributor inventories, particularly in Greater China, and diminished consumer demand, particularly in the Duty Free market, which was affected by reduced travel in the region. Revenues in North America increased eight percent in the quarter but revenues in Europe were down 15 percent. Excluding the foreign exchange impact, Europe's revenues would have decreased five percent primarily as a result of the continuing decline of Mumm Sekt. The weakness in Germany offset improvement in the U.K., Spain and Italy. These results are in line with the forecast of Spirits and Wine results for the fiscal year ending June 30, 1998 which was provided by the Company in February 1998.

Spirits and Wine volumes fell four percent as the performance of global brands was mixed. Key North American brands were very strong led by Crown Royal, up 21 percent, Captain Morgan, up 11 percent, and Absolut, up five percent. While some of the volume growth in the quarter resulted from a buy-in ahead of price increases, year-to-date shipments and depletions for these brands were very strong. Several global brands declined due to the market conditions in Asia, including Chivas Regal, Martell and Royal Salute.

EBITDA declined $63 million in the third quarter, to $80 million. This reduction is attributable to the situation in Asia and reflects the decline in revenues as well as lower margins as demand has shifted from imported products to less expensive, locally-produced products. EBITDA for North America increased 19 percent driven by higher revenues and margin increases from improved mix. EBITDA for Europe declined slightly but would have climbed 12 percent excluding the impact of foreign exchange.

The nine months results include a $60 million charge related to operations in Asia. The charge was comprised of approximately $30 million for increased bad debt reserves, $15 million for severance and related costs, and the balance reflects other asset write-downs.

Fruit Juices and Other

Reported and attributed revenues for Fruit Juices and Other were up three percent and two percent, respectively, in the quarter and two percent for nine months. Revenue growth in the quarter and nine months was affected by an unfavorable foreign exchange variance. Revenue growth was also impacted by difficult comparisons with the prior year which included an extra week of sales in the U.K. in the third quarter and in North America in the nine months. Excluding the impact of these items, reported revenues would have increased four percent in the third quarter and six percent in the nine months. The flagship brand, Tropicana Pure Premium, experienced 15 percent volume growth in the quarter and 14 percent through nine months in North America. Tropicana's share of the total U.S. chilled orange juice market was 41 percent, up more than one share point from last year. Tropicana's share of the not-from-concentrate orange juice market was just under 72 percent. Internationally, volume increased two percent (four percent excluding the extra week in the U.K. from last year) for the quarter and nine percent for the nine months, reflecting growth in Europe and Asia Pacific.

EBITDA for Fruit Juices and Other increased 12 percent in the quarter to $56 million and 11 percent, to $197 million, for the nine months reflecting the strong performance of Tropicana Pure Premium in North America. Overall, Fruit Juices and Other margins continue to improve, increasing in the quarter to 10.3 percent from 9.4 percent in the prior year.

Entertainment

In the third quarter, reported and attributed revenues decreased 11 percent and one percent, respectively. For the nine months ended March 31, 1998, reported revenues fell five percent while attributed revenues were flat year-on-year. Excluding the contribution of Putnam in the prior year, attributed revenues increased five percent in the nine months. Despite improved results in all segments, operating income declined $10 million to $2 million for the quarter and $62 million to $186 million for the nine months due to the inclusion of the Putnam operations and gain on sale of Putnam in the prior year results, and to higher amortization expense in the current year. Excluding Putnam from the prior year results, operating income increased $23 million for the nine months.

As a result of the sale of Putnam in December 1996, the Entertainment segment's operations are presented in three components: Filmed Entertainment, Music Entertainment and Recreation and Other. Recreation and Other principally includes recreation operations, retail stores and new media ventures as well as publishing results through December 16, 1996.

Filmed Entertainment

Reported revenues for the quarter decreased 17 percent while attributed revenues increased one percent. For the nine months, reported revenues were flat and attributed revenues rose eight percent. As a result of the transactions described in Note 2 to the consolidated financial statements, the third quarter includes 100 percent of USA Networks' results through February 11, 1998 and Universal's 45.8 percent equity interest in the earnings of USANi LLC thereafter. EBITDA rose 32 percent or $28 million in the quarter principally due to the impact of these transactions and to the strong performance of USA Networks. Excluding the incremental contribution from USA Networks and USANi LLC, EBITDA declined in the quarter reflecting the disappointing box office performance of Universal's recent releases, including Blues Brothers 2000 and Primary Colors, offset partly by higher library sales to foreign Pay TV and domestic video. USA Networks' strong performance resulted from higher advertising and affiliate revenues and lower make-good requirements.

Music Entertainment

Reported and attributed revenues decreased four percent and nine percent, respectively, in the quarter as compared to the prior year. For the nine months, reported and attributed revenues declined three and two percent, respectively. These declines are due to the impact of unfavorable foreign exchange on international revenues, and to lower concert revenues. EBITDA increased $2 million compared with a very strong quarter last year. The growth results from strong sales of releases by Aqua, Chumbawamba, and Erykah Badu, as well as top-selling artists in Spain, Brazil and Mexico. Margins continue to improve, driven primarily by better mix.

Recreation and Other

For the third quarter, reported and attributed revenues increased seven percent and five percent, respectively. For the nine months, reported and attributed revenues were, respectively, 26 percent and 20 percent below the prior year, reflecting the sale of Putnam. Excluding the results of Putnam from the prior year, reported and attributed revenues increased two percent and three percent, respectively, in the nine months. EBITDA for the third quarter showed a $5 million improvement due largely to the Florida theme park and the success of the Crash Bandicoot 2 video game. In Florida, per capita spending was unchanged and paid attendance declined two percent versus the prior year which benefited from the opening of Terminator-2: 3-D. However, EBITDA increased because of a promotion for second day free admission, which resulted in higher revenues and margins from the increased turnstile attendance. As expected, attendance at the Hollywood theme park declined 20 percent in the quarter due to the impact of El Nino and to higher attendance in the prior year as a result of the opening of Jurassic Park - The Ride. Per capita spending in Hollywood increased five percent due to an increase in the admission price.

Corporate Expenses and Interest, Net and Other

Corporate expenses were $13 million in the current quarter as compared to $23 million in the prior year and $45 million for nine months compared to $83 million last year. The decrease in the quarter is primarily due to the timing of expenses and reduced reengineering expenditures while the year-on-year decline at nine months resulted from the timing of expenses, lower reengineering activities and reduced costs associated with stock-based compensation. Interest, net and other for the quarter was $722 million of income. This included net interest expense of $77 million, which was more than offset by $6 million in dividend income from the DuPont and Time Warner investments, a pre-tax gain of $433 million on the sale of 15 million shares of Time Warner common stock, and a pre-tax gain of $360 million on the USAi transaction. In the prior year, Interest, net and other was $61 million which was comprised of net interest expense of $71 million offset by $10 million of dividend income from DuPont and Time Warner. Interest, net and other for the nine months was $584 million of income as compared to expense of $134 million for the prior year which included a $60 million pre-tax gain on the sale of DuPont warrants. The increase in interest expense in the quarter versus the prior year is due primarily to a higher average debt balance, which reflects the funding of the Company's purchase of the incremental 50 percent interest in USA Networks on October 21, 1997 and share repurchases in previous quarters pursuant to Seagram's ongoing share repurchase program, partially offset by the receipt of proceeds from the sale of the Time Warner shares and from the transaction with USAi in the third quarter.

Net Income

In the third quarter, net income was $461 million or $1.34 per share compared with net income of $27 million, or $0.07 per share, in the prior year. Excluding the $281 million after-tax gain on sale of Time Warner shares and the $187 million gain on the transaction with USAi (after-taxes and minority interest), a loss of $7 million, or $(0.02) per share, was realized in the quarter. For the nine months, net income was $622 million or $1.77 per share compared to $354 million or $0.96 per share in the prior year. Excluding the $50 million after-tax charge for the Spirits and Wine operations in Asia, the after-tax gain on sale of the Time Warner shares and the gain on the USAi transaction after taxes and minority interest from the current year and the $39 million after-tax gain on the sale of DuPont warrants from the prior year, net income for the nine months was $204 million or $0.58 per share compared to $315 million or $0.85 per share last year.

The effective tax rate for the nine months ended March 31, 1998 was 45 percent as compared to an effective tax rate of 46 percent in the prior year. The 1998 fiscal year effective tax rate on ongoing operations has increased to 55 percent reflecting reduced earnings in the relatively low tax jurisdictions in Asia. The impact of the gains on the sale of Time Warner and USAi, which are taxed at statutory rates, reduces the effective tax rate to 45 percent.

Liquidity and Capital Resources

The increase in Current assets to $7.5 billion at March 31, 1998 from $6.7 billion at June 30, 1997 is due primarily to additional Cash and short-term investments of $1 billion resulting from the proceeds received from the sale of the Time Warner shares and the USAi transaction, offset by the use of funds for share repurchases. Current liabilities of $5.4 billion at March 31, 1998 were $2.0 billion higher than at June 30, 1997 due primarily to an increase in short-term borrowings to fund the $1.7 billion acquisition of the incremental share in USA

Networks. Shareholders' equity was $9.2 billion at March 31, 1998 compared to $9.4 billion at June 30, 1997. Net debt was $2.6 billion compared to $2.2 billion at June 30, 1997.

Net cash of $225 million was provided by operating activities in the nine months ended March 31, 1998, compared to $633 million in the prior year period, reflecting the decline in income from ongoing operations in the current year.

Cash provided by investing activities was $249 million in the nine months ended March 31, 1998 due to the proceeds received from the transaction with USAi ($1.3 billion) combined with the proceeds from the sale of 15 million Time Warner shares ($958 million), offset by the $1.7 billion acquisition of the remaining 50 percent of USA Networks. In addition, capital expenditures were $324 million. In the prior year, cash provided by investing activities of $326 million reflected proceeds of $500 million on the sale of the DuPont warrants, proceeds of $330 million on the sale of Putnam, offset by capital expenditures of $336 million and the acquisition of Multimedia Entertainment for $55 million. The Company's liquidity is enhanced by its remaining investment in Time Warner stock which had a market value of $847 million on March 31, 1998. As previously indicated, the Company does not view its remaining investment in Time Warner as a strategic asset.

Financing activities in the nine months ended March 31, 1998 reflect an increase in short-term borrowings of $1.4 billion used to finance the acquisition of the incremental interest in USA Networks. The Company used funds to repurchase its shares for $753 million, and to pay dividends of $173 million. In the comparable prior year period, financing activities reflected a decrease in short-term borrowings due to the receipt of proceeds from the sale of the DuPont warrants and the sale of Putnam offset by the Company's repurchase of shares at a cost of $210 million and dividend payments totaling $178 million.

The Company's financial condition remains strong. Management believes that its strong financial position provides it with sufficient financial flexibility to meet future financial obligations.

Year 2000 Issue

The Company has established a Year 2000 Program which includes the identification, evaluation and implementation of changes to the Company's computer systems and applications aimed at ensuring that such systems and applications will function properly beyond 1999. Expenditures relating to software modifications for Year 2000 compliance are currently estimated to be approximately $50 million and are not expected to have a material adverse effect on the Company's financial condition, operations or liquidity. While the Company is currently communicating with its key suppliers, customers and other constituents, at this time the Company can not reasonably estimate the potential impact on its financial position and operations if key suppliers, customers and other constituents do not become Year 2000-compliant on a timely basis.


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

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the litigation entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc. Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly UNI Distribution Corp.), Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL described on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Form 10-K"). Upon reinstatement of this litigation by the Ninth Circuit as described in the Form 10-K, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et at., v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation; Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.); Bertelsmann Music Group,
Inc.; and Polygram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation; Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.); Bertelsmann Music Group,
Inc.; and Polygram Group Distribution, Inc., No. CV 97-8864 JSL (VAPx), filed October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a/ Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution); Sony Music Entertainment, Inc. Warner Elektra Atlantic Corporation; Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.); Bertelsmann Music Group,
Inc.; and Polygram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc. et al. v. Sony Music Entertainment, Inc.; Polygram Group Distribution, Inc.; Bertelsmann Music Group, Inc.; Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.); Warner Elektra Atlantic Corporation; and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York; Doris D. Ottinger et al v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corp., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., Civil Action No. 24,885 II, filed on February 17, 1998 in the Circuit Court for Cocke County, Tennessee.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 14.

(b)  Current Reports on Form 8-K

1. A Current Report on Form 8-K dated February 5, 1998 to report under item 5 and file under item 7 a press release announcing the sale of 15 million shares of Time Warner.

2.   A Current Report on Form 8-K dated February 12, 1998 to (a) report under item 2 Universal's sale of its 50 percent interest in USA Networks to USA Networks, Inc. (formerly known as HSNi) and Universal's contribution of the remaining 50 percent interest in USA Networks and its domestic television production and distribution operations to USANi LLC, a subsidiary of USA Networks, Inc. in the transaction described in Note 2 to the financial statements and (b) file under item 7 pro forma financial information, certain agreements relating to such transaction and a press release announcing the closing of such transaction.

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


Dated:  May 15, 1998

                                  EXHIBIT INDEX


   Exhibit
   Number     Description of Exhibit
   ------     ----------------------
    12(a)     Computation of Ratio of Earnings to Fixed Charges
                 - The Seagram Company Ltd.

    12(b)     Computation of Ratio of Earnings to Fixed Charges
                 - Joseph E. Seagram & Sons, Inc.

    27           Financial Data Schedule