Form 10-K/A
period 1997-06-30
SEAGRAM CO LTD
filed 1998-06-29
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997


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


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "Form 10-K") as set forth below and in the pages attached hereto:

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                   8-K

                   Item 14 is hereby amended and supplemented pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, as amended, to include as Exhibits 99(a), 99(b), 99(c), 99(d), 99(e) and 99(f) to the Form 10-K the attached Forms 11-K with respect to the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates, the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates - Universal Employees, the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates - UNI Employees, the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates - Spencer Employees, the Retirement Savings and Investment Plan for Union Employees of Joseph E. Seagram & Sons, Inc. and Affiliates and the Retirement Savings and Investment Plan for Union Employees of Tropicana Products, Inc. and Affiliates, respectively.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE SEAGRAM COMPANY LTD.


                   By  /s/ Daniel R. Paladino
                       ---------------------------------------------------
                       Daniel R. Paladino
                       Executive Vice President, Legal and Environmental Affairs

Date:  June 29, 1998