Form 10-K405
period 1998-06-30
SEAGRAM CO LTD
filed 1998-09-18
CIK 88188

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

    Title of each class         Name of each exchange on which registered
Common shares without nominal  New York Stock Exchange  Vancouver Stock Exchange
or par value                   Montreal Stock Exchange  London Stock Exchange
                               Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates of the registrant as of August 31, 1998 (65.45% of the outstanding common shares) was approximately $7 billion. At August 31, 1998, there were 347,450,648 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the         Parts I, II
fiscal year ended June 30, 1998.


Proxy Circular for the Annual Meeting         Parts I, III
of Shareholders to be held on
November 4, 1998.

                                     PART I



Recent Developments

              On June 22, 1998, The Seagram Company Ltd. (the "Corporation") announced that it had signed definitive agreements with Koninklijke Philips Electronics N.V. ("Philips") and PolyGram N.V. ("PolyGram") to acquire PolyGram in a transaction valued at approximately $10.4 billion. The agreements call for the Corporation to pay $8.4 billion in cash and to issue approximately 47.9 million common shares (12% of the Corporation's outstanding common shares after the transaction). The acquisition, which is subject to the receipt of certain regulatory approvals, is expected to close during the second quarter of the Corporation's fiscal year ending June 30, 1999.

              On August 25, 1998, the Corporation completed the sale of Tropicana Products, Inc. and the Corporation's global juice business ("Tropicana") for cash proceeds of approximately $3.3 billion. The proceeds from the sale of Tropicana will be used by the Corporation to provide part of the financing for the Corporation's acquisition of PolyGram.

Items 1 and 2. - Business and Properties

              The Corporation, which was organized under Canadian federal law on March 2, 1928, operates two core, global businesses: spirits and wine, and entertainment. The Corporation's spirits and wine business is engaged principally in the production and marketing of distilled spirits and wines, as well as coolers, beers and mixers. The Corporation's entertainment company, Universal Studios, Inc., produces and distributes motion picture, television and home video products, and recorded music; and operates theme parks and retail stores. For information as to revenues, operating income and identifiable assets by business segment, see Note 14 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (the "Annual Report"). Unless the context otherwise requires, the term "Corporation", as used herein, refers collectively to The Seagram Company Ltd. and its subsidiaries and affiliates. Unless otherwise specified, all dollar amounts stated herein are expressed in U.S. currency.

              The Corporation's executive offices are located at 1430 Peel Street, Montreal, Quebec, Canada H3A 1S9 and its registered office is located at 592 Colby Drive, Waterloo, Ontario, Canada N2V 1A2.

                                SPIRITS AND WINE

              The Corporation's spirits and wine business, directly and through affiliates and joint ventures in 40 countries and territories, produces, markets and distributes more than 226 brands of distilled spirits, more than 180 brands of wines, Champagnes, Ports and Sherries, and more than 48 brands of coolers, beers, mixers and other low-alcohol adult beverages, which are sold in over 197 countries and territories. Some of these products are sold worldwide and others only in the geographic area where they are produced. In addition to marketing company-owned brands, the Corporation also distributes spirits, wine and beer brands owned by others.

              Some of the Corporation's best-known brand names include Crown Royal and Seagram's V.O. Canadian whiskies; Seagram's 7 Crown blended whiskey; Four Roses bourbon; Chivas Regal, Royal Salute and Passport Scotch whiskies; The Glenlivet and Glen Grant single malt Scotch whiskies; Martell Cognacs; Seagram's Extra Dry Gin; Captain Morgan and Myers's rums; Mumm and Perrier-Jouet Champagnes; and Sterling Vineyards California wines. The Corporation also distributes Absolut Vodka, owned by V&S Vin & Sprit Aktiebolag, in the United States and in most major international markets.

              The Corporation maintains distilleries and spirits bottling plants in 16 countries in North America, South America, Europe, Asia and Australia which have aggregate daily distillation capacities of approximately 266,000 U.S. proof gallons and aggregate daily bottling capacities of approximately 270,000 standard cases.

              As required by the nature of its business, the Corporation maintains large inventories of aging spirits in warehousing facilities located primarily in Canada, France, the United Kingdom and the United States. At June 30, 1998, such inventories aggregated approximately 511,000,000 U.S. proof gallons.

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

              The Corporation imports into the United States fine wines, principally French wines and Champagnes, and produces and markets premium California and other wines. Among the wines produced and marketed by the Corporation are Mumm and Perrier-Jouet Champagnes; Sterling Vineyards California wines; Tessera California wines; Mumm Cuvee Napa California sparkling wine; Sandeman Ports and Sherries; and Matheus Muller and Mumm German sekt. The Monterey Vineyard California wines and Barton & Guestier (B&G) French wines are produced for the Corporation.

              The Corporation's wines, Champagnes and Cognacs are produced primarily from grapes grown by others. Grapes are, from time to time, adversely affected by weather and other forces which occasionally limit production. The Corporation believes that its relationships with its growers are good.

              The Corporation operates wineries and wine bottling plants in 10 countries. At June 30, 1998, the Corporation's bulk wine inventory aggregated approximately 32,000,000 wine gallons.

              The Corporation also markets low-alcohol and non-alcohol adult beverages. Seagram's Coolers are sold in a variety of fruit and mixed drink flavors. The Corporation's mixer line includes Ginger Ale, Club Soda, Tonic Water and Seltzer. The Corporation is the exclusive U.S. importer of Grolsch Beer, owned by Royal Grolsch N.V., and of Steinlager Beer, owned by Lion Nathan Limited.

MARKETING AND DISTRIBUTION

              The Corporation derives a significant portion of its revenues from its spirits and wine operations outside of the United States and Canada. During the fiscal year ended June 30, 1998, the Corporation's spirits and wine business was severely impacted by the economic and currency crisis in Asia. The Corporation's attributed revenues from the Asia-Pacific region, as a percentage of total spirits and wine attributed revenues, declined from 21% in the fiscal year ended June 30, 1997 to 13% in the fiscal year ended June 30, 1998. Excluding a one-time charge of $60 million relating to the Corporation's operations in Asia, earnings before interest, taxes, depreciation and amortization ("EBITDA") in the Asia-Pacific region decreased from 24% of total spirits and wine EBITDA for the fiscal year ended June 30, 1997 to 1% for the fiscal year ended June 30, 1998. See "Management's Discussion and Analysis" on pages 26 to 38 of the Annual Report. In addition to economic and currency risks, the Corporation's foreign operations involve risks including governmental regulation, embargoes, expropriation, export controls, burdensome taxes, government price restraints and exchange controls. See Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report for information as to sales and other income, operating income and total assets by geographic area.

              In the United States, spirits, wines, coolers and beers are sold to two general categories of customers. In 32 states and the District of Columbia, sales are made to approximately 350 wholesale distributors who also purchase and market other brands of distilled spirits, wines, coolers and beers. In 18 "control" states (where the state government engages in distribution), sales are made to state and local liquor boards and commissions; in certain of these states, sales of wines, coolers and beers also are made to approximately 270 wholesale distributors. In Canada, sales are made exclusively to ten provincial and two territorial government liquor boards and commissions.

              Outside the United States and Canada, the Corporation's spirits and wines are marketed either through affiliates, joint ventures or independent distributors. Such affiliates and joint ventures are located in Argentina, Australia, Belgium, Brazil, Chile, the People's Republic of China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, Greece, Hungary, Hong Kong, India, Israel, Italy, Jamaica, Japan, Mexico, The Netherlands, New Zealand, Poland, Portugal, the Republic of Korea, Singapore,

Slovakia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, Uruguay, the United Kingdom and Venezuela.

              During the fiscal year ended June 30, 1998, no independent customer (or group of related customers) of the Corporation's spirits and wine operations accounted for as much as 10% of the Corporation's revenues.

COMPETITION

              The spirits and wine industry is highly competitive. The trend toward retailer concentration in the spirits and wine industry, particularly in Europe, has resulted in powerful multinational retailers and buying groups. All marketers of beverage alcohol brands have confronted severe pricing pressure across Europe. During the last few years, these Euro-based multinational retailers and buying groups have expanded into certain markets in Asia and Latin America. In addition, Diageo PLC, which resulted from the merger of two of the largest spirits and wine companies, Grand Metropolitan PLC and Guinness PLC, presents significant challenges for the Corporation's spirits and wine businesses in the future.

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

                                  ENTERTAINMENT

              The Corporation owns approximately an 84% interest in Universal Studios Holding I Corp., the indirect parent of Universal Studios, Inc. Universal Studios, Inc. has three major business units: filmed entertainment, music entertainment and recreation and other. Its operations are headquartered at Universal City Studios, located at the Corporation's 415 acre property in Universal City, California. Unless the context otherwise requires, the term "Universal" as used hereafter refers collectively to Universal Studios, Inc. and its subsidiaries and affiliates.

FILMED ENTERTAINMENT

              Universal's filmed entertainment business produces and distributes films worldwide in the theatrical, home video and pay television markets; produces and distributes television products in the international market; operates and has ownership interests in a number of international channels including The Sci-Fi Channel Europe, USA Latin America, recently launched action and suspense channels in France and Germany and a movie channel in Italy; engages in the licensing of merchandising rights and film property publishing rights; and is involved in certain other activities through its ownership of the joint venture and equity interests described below.

              Universal is currently engaged in the production of feature length films intended for initial theatrical exhibition and the production of product for international television markets. In addition, Universal produces animated and live action children's and family programming for networks, basic cable and local television stations as well as home video.

              The production/distribution cycle represents the period of time from acquisition of a property through distribution and the length of the cycle varies depending upon such factors as type of product and release pattern. Production generally includes four steps: acquisition of story rights, pre-production, principal photography and post-production. Production activities for theatrical films are centered in the Corporation's Universal City Studios. Production facilities are also leased to outside parties. Some motion picture films are produced, in whole or in part, at other locations both in and outside the United States. International television product is produced at locations outside the United States.

              The arrangements under which Universal's theatrical films are owned, produced and distributed vary widely. Other parties may participate in varying degrees in revenues or other contractually defined amounts. Generally, Universal or its affiliated companies control worldwide distribution except where they act as a subdistributor in specified territories or contract for specifically defined distribution rights.

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

              Universal distributes its theatrical product in the United States and Canada to motion picture theaters. Theatrical distribution throughout the rest of the world is primarily conducted by United International Pictures ("UIP"), which is equally owned by Universal, Metro-Goldwyn-Mayer Inc. and an affiliate of Viacom Inc. ("Viacom"). Universal distributes product to pay television in the United States, Canada and other major international markets. Television distribution in the United States is handled by USANi LLC ("USA LLC") and throughout the rest of the world primarily by Universal. Television product produced by USA LLC is distributed by Universal in international markets. Videocassettes and videodiscs are marketed in the United States and Canada by Universal and outside the United States and Canada by Cinema International B.V., which is 49% owned by Universal and 49% owned by an affiliate of Viacom.

              The rights to use the characters, titles and other material and rights from television and theatrical films and other sources are licensed to manufacturers, retailers and others by Universal.

              Certain Other Joint Ventures and Equity Interests. On October 21, 1997, Universal acquired Viacom's 50% interest in USA Networks, including the Sci-Fi Channel, for $1.7 billion in cash. The minority shareholder in Universal, Matsushita Electric Industrial Co., Ltd. declined to contribute the additional capital required to fund its proportionate share of this acquisition. As a result, the Corporation's ownership of Universal increased from 80% to approximately 84%.

              On February 12, 1998, Universal sold its acquired 50% interest in USA Networks to USA Networks, Inc. ("USAi") and contributed its original 50% interest in USA Networks and the majority of its television assets, including substantially all of its domestic operations and 50% of the international operations of USA Networks, to USA LLC in a transaction in which Universal received $1,332 million in cash, 13.5 million shares of USAi (after giving effect to the 2 for 1 stock split of USAi stock on March 26, 1998) consisting of
7.1 million shares of USAi common stock and 6.4 million shares of USAi Class B common stock which in aggregate represented on June 30, 1998 an 8.7% interest in USAi, and a 45.8% interest in the USA LLC (a subsidiary of USAi) which is exchangeable for USAi common stock and Class B stock. Universal recognized a gain of $360 million ($222 million after tax) on the transaction.

              At June 30, 1998, Universal also owned an approximate 26% interest in Loews Cineplex Entertainment Corporation, which exhibits theatrical films principally in the United States and Canada, and a 49% interest in United Cinemas International Multiplex B.V., which operates motion picture theatres outside of the United States and Canada.

MUSIC ENTERTAINMENT

              Universal's music entertainment business encompasses record labels which develop artist repertoire in the United States and internationally through operations in 26 foreign territories; United States manufacturing, sales, and distribution of recorded music and videos; music publishing; and live event and concert promotion. Universal's record companies create and market recorded music, principally on compact discs and cassettes. Universal's music appears on such labels as MCA Records, Universal Records, MCA Nashville, Geffen Records, DGC Records, GRP Records, Rising Tide, Curb/Universal and Interscope Records (50% ownership). New labels marketed and/or distributed by Geffen Records include Almo Sounds, Outpost Records and DreamWorks Records. Universal also manufactures and distributes recorded music for all of the labels in the group, affiliated label ventures, and others, and distributes video product for Universal and others in the United States. Universal administers the release, marketing and sale of recorded music in major markets outside of the United States; however, in foreign countries other than Canada and the United Kingdom, Universal's record product is manufactured and distributed by third parties, principally BMG Music. Universal also releases soundtrack albums for motion pictures and licenses music from a catalog of more than 175,000 copyrights for a wide variety of uses including recorded music, videocassettes, videodiscs, video games, radio, television and motion pictures. Concerts and live events are presented at and promoted by the Corporation's Universal Amphitheatre in Los Angeles and Coors Amphitheatre in Chula Vista, California, Fiddler's Green in Denver, Blossom Music Center in Cleveland and the Gorge Amphitheatre in George, Washington and through joint ventures at the Coca-Cola Starplex Amphitheatre in Dallas, the Coca-Cola Lakewood Amphitheatre in Atlanta and the Molson Amphitheatre in Toronto, Canada.

              In connection with the Corporation's music entertainment activities, Universal owns manufacturing facilities in New York and Illinois and an office building in Los Angeles. Universal leases warehouses at six facilities in the United States and Canada and leases office and/or warehouse space in New York and 25 countries outside of the United States and Canada.

              See "Recent Developments" above for a description of the Corporation's proposed acquisition of PolyGram.

RECREATION AND OTHER

              Universal owns and operates Universal Studios Hollywood, a theme park based on the Corporation's filmed entertainment businesses and located at Universal City, California. Universal has a 50% interest in Universal City Florida Partners, a joint venture which owns Universal Studios Florida, a theme park on approximately 440 acres owned by the joint venture in Orlando, Florida. Universal City Development Partners, a partnership in which Universal has a 50% interest, is developing an additional theme park, Universal Studios Islands of Adventure, and related commercial real estate, on approximately 385 acres of land owned by the partnership and adjacent to Universal Studios Florida. Universal Studios Islands of Adventure is expected to open in the spring of 1999. In 1996, the Corporation announced plans for Universal Studios Japan in Osaka, the Corporation's first theme park venture outside the United States. USJ Co., in which Universal owns a 24% interest, owns Universal Studios Japan, which will be located on 133 acres of land leased by certain USJ Co. shareholders. Construction began in 1998 with opening expected in 2001. Universal recently acquired an approximate 37% interest in Port Aventura, S.A., an existing 2000 acre theme park located in Spain near Barcelona.

              Universal owns, develops and manages commercial buildings with approximately 2.4 million rentable square feet of office space in Universal City, including Universal CityWalk and the 10 Universal City Plaza office building, which are occupied by the Corporation or leased to outside tenants; and Universal owns the Sheraton-Universal Hotel. Universal CityWalk, which is located on the Corporation's property in Universal City, is an integrated retail/entertainment zone which offers shopping, dining, cinemas and entertainment adjacent to Universal Studios Hollywood. Universal also owns a 100,000 square foot office building adjacent to the Universal City property.

              At June 30, 1998, Universal owned approximately 27% of SEGA GameWorks L.L.C. ("SEGA GameWorks") which designs, develops and operates location-based entertainment centers. SEGA GameWorks currently owns and operates five such centers in the United States which are located in Seattle, Washington, Las Vegas, Nevada, Grapevine, Texas, Tempe, Arizona and Ontario, California.

               In addition, Universal is involved in other businesses including the operation of retail gift stores and the development of entertainment software. Universal owns Spencer Gifts, Inc. which operates approximately 570 retail gift stores throughout the United States through three groups of stores: the Spencer, DAPY and Glow gift shops. Spencer, DAPY and Glow sell novelties, electronics, accessories, books and trend driven products. In connection with the activities of Spencer Gifts, Inc., the Corporation owns a building in New Jersey and leases approximately 570 stores in various cities in the United States and a warehouse in North Carolina.

              Universal Studios New Media, Inc. develops entertainment software, is responsible for the development and maintenance of Universal's websites and manages the Corporation's approximate 30% interest (at June 30, 1998) in Interplay Entertainment Corp., an entertainment software developer.

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

              Music Entertainment. The music entertainment industry is highly competitive. The profitability of a company's recorded music business depends on its ability to attract and develop recording artists, the public acceptance of such artists and the recordings released in a particular year. The Corporation's music business competes for creative talent both from new artists and those artists who have already established themselves through another label. Over-expansion of retail outlets for recorded music over the past several years resulted in the closing of many such stores which has further increased competition among recorded music companies. The recorded music business continues to be adversely affected by counterfeiting and piracy, in particular through the home taping of recorded music.

              Recreation and Other. The Corporation's theme parks compete with other theme parks in their respective geographic regions and other leisure-time activities. The profitability of the leisure-time industry is influenced by various factors which are not controllable by the Corporation such as economic conditions, amount of available leisure time, transportation prices and weather patterns.

              Spencer, DAPY and Glow stores compete with numerous retail firms of various sizes throughout the United States, including department and specialty niche-oriented gift stores.

                       INTERESTS IN TIME WARNER AND DUPONT

TIME WARNER

              On February 5, 1998, the Corporation sold 15 million shares of Time Warner Inc. ("Time Warner") common stock for pre-tax proceeds of $958 million. On May 27, 1998, the Corporation sold its remaining 11.8 million shares of Time Warner common stock for pre-tax proceeds of $905 million. The aggregate after-tax gain on the sale of the shares in 1998 was $602 million and after-tax net proceeds were $1.5 billion.

DUPONT

              At June 30, 1998, the Corporation owned approximately 16.4 million shares of common stock of E.I. du Pont de Nemours and Company which had a market value of approximately $1.2 billion as of such date.

                                    EMPLOYEES

              As of June 30, 1998, the Corporation had approximately 24,200 employees, not including Tropicana employees. The number of employees is subject to seasonal fluctuations.

              The Corporation has collective bargaining agreements with a number of labor unions governing wages and benefits, hours, working conditions and similar matters and covering approximately 7,700 of its employees in the United States and certain other countries, not including employees who worked for Tropicana. Such agreements expire at various times between 1998 and 2002. In general, the Corporation believes its labor relations are good.

              See "Recent Developments" above for information about the Corporation's sale of Tropicana.

Item 3. -     Legal Proceedings

              On November 17, 1995, a class action was filed in the Superior Court for the State of California, Los Angeles County, entitled The Estate of Jim Garrison, etc. v. Warner Bros., Inc. Paramount Pictures Corp., Twentieth Century Fox Film Corp., Universal City Studios, Inc., United Artists Corporation, Metro-Goldwyn-Mayer, Inc., Sony Pictures Entertainment, Inc., Columbia Pictures, Inc., The Walt Disney Company, Walt Disney Productions, Inc., Touchstone Pictures, Inc., Hollywood Pictures, Inc., Tristar Pictures, Inc., and Motion Picture Association of America, No. 95-8328-RMT. The action was removed to the United States District Court for the Central District of California on December 15, 1995. The plaintiffs are representatives of the Estate of Jim Garrison, who was the author of the book On the Trail of the Assassin, on which the motion picture JFK was based. JFK was distributed by Warner Bros. Universal had no involvement in the production or distribution of JFK. Plaintiffs allege that the major motion picture studios, including Universal, have conspired, in alleged violation of antitrust laws, to fix the terms of so-called "net profits" provisions in contracts between the studios and actors, writers, directors, producers and other talent. Plaintiffs brought the lawsuit on behalf of a class of all "talent" who have entered into allegedly "standard" net profits agreements with one or more of the defendants during the period January 1, 1988 to the present. Plaintiffs seek three times their unspecified actual damages under the antitrust laws. The District Court initially certified a class; however, on June 1, 1998, the District Court, on its own motion, decertified the class. Thus, the lawsuit is no longer a class action. Universal remains a defendant only in the antitrust claims being pursued by individual plaintiffs. Universal has denied the allegations of the complaint and intends vigorously to defend this action.

              On May 30, 1995, a purported class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. By an order filed July 3, 1997, the Ninth Circuit reversed the District Court and remanded the action. Upon reinstatement of this litigation by the Ninth Circuit, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., No. CV 97-8864 JSL
(VAPx), filed on October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a/ Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed on October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc., et al., v. Sony Music Entertainment, Inc., Polygram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Warner Elektra Atlantic Corporation, and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York; Doris D. Ottinger, et al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corp., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc., Civil Action No., 24,885 II, filed on February 17, 1998 in the Circuit Court for Cocke County, Tennessee.

              On January 16, 1998, the Competition Directorate of the Commission of the European Community issued a Statement of Objections in response to the application of UIP for a renewal of its exemption from Article 85(1) of the Treaty of Rome with respect to UIP's theatrical distribution activities within the European Union. UIP is a partnership that is owned equally by Universal, Metro-Goldwyn-Mayer and Paramount Pictures Corporation. It was created in 1981 for the purpose of achieving cost savings in the distribution of motion pictures to theaters internationally, including Europe. In 1989, after lengthy proceedings, the European Commission granted UIP an exemption from Article 85(1) with respect to UIP's theatrical distribution activities within the European Union. Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1993, prior to the stated expiration of the 1989 exemption, UIP filed an application to extend this exemption. The Statement of Objections, issued in response to the request to renew the exemption, indicates that, although a final decision has not been made, the Commission is of the preliminary opinion that the exemption granted to UIP in 1989 should not be extended. UIP and its partners, including Universal, dispute the preliminary view of the Commission as expressed in the Statement of Objections, and filed a lengthy response which details UIP's position on why the exemption should be renewed. The Commission has scheduled a two-day hearing on the matter, to be held on September 24 and 25, 1998, in Brussels.

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

              By letter dated April 11, 1997, the Federal Trade Commission ("FTC") advised Universal Music & Video Distribution, Inc. that it is conducting a preliminary investigation to determine whether minimum advertised pricing programs used by major record distributors constitute an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act. Universal Music & Video Distribution, Inc. received a subpoena dated September 19, 1997 for the production of documents. No allegations of unlawful conduct have been made against Universal Music & Video Distribution, Inc.

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

                                     PART II


Item 5. -     Market for Registrant's Common Equity
              and Related Shareholder Matters

              Information as to the number of holders of record of the Corporation's common shares, the markets on which such common shares are traded, the quarterly high and low prices for such common shares on Canadian and New York stock exchanges and the quarterly dividends declared with respect thereto during the fiscal years ended June 30, 1998 and June 30, 1997, the five-month transition period ended June 30, 1996 and the fiscal year ended January 31, 1996 is incorporated herein by reference to the Management's Discussion and Analysis section captioned "Return to Shareholders" on page 38 of the Annual Report.

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

Item 6. -     Selected Financial Data

              Selected financial data for the fiscal years ended June 30, 1998 and June 30, 1997 and for the five-month transition period ended June 30, 1996 and for each of the three fiscal years ended January 31, 1996, 1995 and 1994 are incorporated herein by reference to the Financial Summary on page 65 of the Annual Report.

Item 7. -     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to pages 26 through 38 of the Annual Report.

Item 7A. -    Quantitative and Qualitative Disclosures About Market Risk

              Quantitative and qualitative disclosures about market risk are incorporated herein by reference to page 37 of the Annual Report.

Item 8. -     Financial Statements and Supplementary Data

              The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 12, 1998, except as to Note 1, which is as of August 25, 1998, and the supplementary quarterly data are incorporated herein by reference to pages 39 through 64 of the Annual Report.

Item 9. -     Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure

              Not applicable.

                                    PART III


Item 10. - Directors and Executive Officers of the Registrant

              Information as to the Corporation's directors is incorporated by reference to pages 5 through 8 of the Proxy Circular for the Meeting of Shareholders to be held on November 4, 1998 (the "Proxy Circular") under the caption "Election of Directors -- Nominees for Directors".

              Set forth below is certain information with respect to the Corporation's executive officers.

                                                               Title and Other                          Office Held
       Name                            Age                       Information                               Since
       ----                            ---                       -----------                               -----
Edgar M. Bronfman                       69    Chairman of the Board and Director.  Prior to                1975
                                              June 1994, he was also Chief Executive Officer.

Charles R. Bronfman                     67    Co-Chairman of the Board, Chairman of the                    1986
                                              Executive Committee and Director.

Edgar Bronfman, Jr.                     43    President, Chief Executive Officer and Director.             1994
                                              From June 1989 to June 1994, he was President,
                                              Chief Operating Officer and Director.

Robert W. Matschullat                   50    Vice Chairman, Chief Financial Officer and                   1995
                                              Director.  From January 1, 1992 to July 1, 1995,
                                              he was Managing Director and Head of Worldwide
                                              Investment Banking for Morgan Stanley & Co., Inc.
                                              and a director of Morgan Stanley Group Inc.

Frank J. Biondi, Jr.                    53    Director, and Chairman and Chief Executive                   1996
                                              Officer of Universal Studios, Inc. From July
                                              1987 until January 1996, he was President, Chief
                                              Executive Officer and a director of Viacom Inc.

John D. Borgia                          50    Executive Vice President, Human Resources.  From             1995
                                              March 1991 to April 1995, he was Senior Vice
                                              President, Human Resources & Administration,
                                              Bristol-Myers Squibb Pharmaceutical Group.

                                                               Title and Other                          Office Held
       Name                            Age                       Information                               Since
       ----                            ---                       -----------                               -----
Steven J. Kalagher                      55    Executive Vice President, and President and Chief            1995
                                              Executive Officer of The Seagram Spirits And Wine
                                              Group (a division of Joseph E. Seagram & Sons,
                                              Inc.). From May 1995 to September 1997, he was
                                              Executive Vice President and President, The
                                              Seagram Spirits And Wine Group. From May 1994 to
                                              May 1995, he was Reengineering Leader. From
                                              February 1993 to May 1995, he was also President,
                                              Seagram North America (a division of The Seagram
                                              Spirits And Wine Group).


Daniel R. Paladino                      55    Executive Vice President, Legal and Environmental            1996
                                              Affairs. From March 1993 to October 1996, he was
                                              Vice President, Legal and Environmental Affairs.


Neal B. Cravens                         45    Senior Vice President, Finance.  From February               1998
                                              1996 to June 1998, he was Vice President,
                                              Strategic Planning and Mergers & Acquisitions,
                                              Joseph E. Seagram & Sons, Inc.  From September
                                              1995 to January 1996, he was Executive Vice
                                              President and Chief Financial Officer, Tropicana
                                              Products, Inc.  From May 1994 to September 1995,
                                              he was Senior Vice President, Finance, Tropicana
                                              Products, Inc.  From February 1993 to April 1994,
                                              he was Vice President, Strategic Planning and
                                              Business Development, Joseph E. Seagram & Sons,
                                              Inc.

Gabor Jellinek                          63    Vice President, Production.  He is also Executive            1987
                                              Vice President, Manufacturing, The Seagram
                                              Spirits And Wine Group (a division of Joseph E.
                                              Seagram & Sons, Inc.) since February 1991.

Arnold M. Ludwick                       60    Vice President.                                              1982

                                                               Title and Other                          Office Held
       Name                            Age                       Information                               Since
       ----                            ---                       -----------                               -----

John R. Preston                         51    Vice President and Treasurer.  From January 1997             1998
                                              to June 1998, he was Vice President, Finance.
                                              From 1994 to February 1997, he was Reengineering
                                              Financial Management/Post Merger Integration Team
                                              Leader. From 1993 to 1994, he was Executive Vice
                                              President, Staff Operations of The Seagram
                                              Spirits And Wine Group (a division of Joseph E.
                                              Seagram & Sons, Inc.). From 1990 to 1993, he was
                                              Treasurer of the Corporation.

Michael C.L. Hallows                    57    Secretary.                                                   1979

              Executive officers are chosen annually by the Board of Directors and hold office until they resign, are removed or otherwise become disqualified to serve.

Item 11. -    Executive Compensation

              The information required hereunder is incorporated herein by reference to pages 12 through 19 of the Proxy Circular under the captions "Summary Compensation Table" through "Performance Graph".

Item 12. -    Security Ownership of Certain Beneficial
              Owners and Management

              The information required hereunder as to the ownership of the Corporation's common shares by certain beneficial owners and management is incorporated herein by reference to pages 2 through 4 of the Proxy Circular under the caption "Share Ownership".

Item 13. -    Certain Relationships and Related Transactions

              The information required hereunder is incorporated herein by reference to pages 20 through 22 of the Proxy Circular under the captions "Human Resources Committee Interlocks and Insider Participation" and "Transactions with Directors and Others".

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

       3.     Exhibits

              The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10(n) through 10(jj) listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)  Current Reports on Form 8-K

       1. A Current Report on Form 8-K dated May 21, 1998 was filed to report under Item 5 and file under Item 7 a press release announcing the Corporation's agreement in principle to acquire Polygram and the Corporation's intent to sell Tropicana through an initial public offering.

       2. A Current Report on Form 8-K dated May 29, 1998 was filed to report under Item 5 and file under Item 7 a press release announcing the sale by the Corporation of all its remaining shares of common stock of Time Warner Inc.

       3. A Current Report on Form 8-K dated June 22, 1998 was filed to report under Item 5 and file under Item 7 a press release and certain definitive agreements relating to the Corporation's proposed acquisition of Polygram.

       4. A Current Report on Form 8-K dated July 20, 1998 was filed to report under Item 5 and file under Item 7 (a) a press release announcing the Corporation's agreement to sell Tropicana to PepsiCo, Inc. and the Corporation's withdrawal of its previously filed registration statement for a proposed public sale of Tropicana and (b) a definitive agreement relating to such transaction.

       5. A Current Report on Form 8-K dated August 4, 1998 was filed to report under Item 5 and file under Item 7 reclassified financial statements for the fiscal year ended June 30, 1997 to report Tropicana as discontinued operations.

       6. A Current Report on Form 8-K dated August 25, 1998 was filed to report under Item 2 the completion of the sale of Tropicana to PepsiCo, Inc. and to file under Item 7 proforma financial statements that give effect to the sale of Tropicana, the acquisition of PolyGram and certain other transactions, historical Financial Statements of PolyGram and the press release relating to the completion of the Tropicana transaction.

       7. A Current Report on Form 8-K dated September 1, 1998 was filed to report under Item 5 and file under Item 7 the Corporation's consolidated financial statements for the fiscal year ended June 30, 1998.

                           FORWARD LOOKING STATEMENTS

       This Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, in that they include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to the future operating performance of the Corporation. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of various factors (including, without limitation, the actions of competitors, global economic conditions, market conditions, foreign exchange rates and operating and financial risks related to managing growth and integrating acquired businesses), many of which are beyond the control of the Corporation. The occurrence of any such factors not currently expected by the Corporation could significantly alter the results set forth in these statements.

                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE SEAGRAM COMPANY LTD.
                                               (Registrant)

Date:  September 18, 1998                By    /s/ Edgar Bronfman, Jr.
                                               -----------------------
                                               Edgar Bronfman, Jr.
                                               President and Chief Executive
                                                  Officer
                                               (Principal Executive Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 18, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Principal Executive Officer:

/s/ Edgar Bronfman, Jr.                         Director, President and Chief
-----------------------------                   Executive Officer
Edgar Bronfman, Jr.

Principal Financial Officer:

/s/ Robert W. Matschullat                       Director, Vice Chairman and
-----------------------------                   Chief Financial Officer
Robert W. Matschullat

Principal Accounting Officer:

/s/ Neal B. Cravens                             Senior Vice President, Finance
-----------------------------
Neal B. Cravens

Directors:

       Edgar M. Bronfman*                       Director, Chairman of the Board

       The Hon. Charles R. Bronfman*            Director, Co-Chairman of
                                                the Board and Chairman of the
                                                Executive Committee

       Samuel Bronfman II*                      Director
       Matthew W. Barrett*                      Director
       Laurent Beaudoin*                        Director
       Frank J. Biondi, Jr.*                    Director
       Richard H. Brown*                        Director
       The Hon. William G. Davis*               Director
       Andre Desmarais*                         Director
       Barry Diller*                            Director
       Michele J. Hooper*                       Director
       David L. Johnston*                       Director
       The Hon. E. Leo Kolber*                  Director
       Marie-Josee Kravis*                      Director
       C. Edward Medland*                       Director
       Samuel Minzberg*                         Director
       John S. Weinberg*                        Director

* By signing his name hereto, Robert W. Matschullat signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By   /s/ Robert W. Matschullat
     ---------------------------------------
     Robert W. Matschullat, Attorney-in-fact

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998


                          INDEX TO FINANCIAL STATEMENTS

  1.              Consolidated Financial Statements for The Seagram Company Ltd.
                  and subsidiary companies, together with the report thereon of PricewaterhouseCoopers LLP dated August 12, 1998, except as to
                  Note 1, which is as of August 25, 1998, incorporated herein by reference to the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (the "Fiscal Year"):

                           Consolidated Balance Sheet at June 30, 1998, June 30, 1997, June 30, 1996 and January 31, 1996;

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

                            THE SEAGRAM COMPANY LTD.

            (Incorporated under the Canada Business Corporations Act)

                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (U.S. dollars in millions)

                                                                  Additions
                                                  Balance at      Charged to                   Balance
                                                  Beginning       Costs and                    at End
       Description                                of Period       Expenses      Deductions     of Period
       -----------                                ---------       --------      ----------     ---------
Reserves Deducted
from Receivables:

Fiscal Year Ended
June 30, 1998:
     Reserve for Doubtful Accounts                   $127           $ 68           $ 40           $155


Reserve for Merchandise Returns
     and Allowances                                   183            185            197            171
                                                     ----           ----           ----           ----
                                                     $310           $253           $237           $326
                                                     ====           ====           ====           ====

Fiscal Year Ended
June 30, 1997:
     Reserve for Doubtful Accounts                   $ 85           $ 76           $ 34           $127

     Reserve for Merchandise
       Returns and Allowances                         269            221            307            183
                                                     ----           ----           ----           ----
                                                     $354           $297           $341           $310
                                                     ====           ====           ====           ====

Transition Period Ended
June 30, 1996:
     Reserve for Doubtful Accounts                   $ 75           $ 25           $ 15           $ 85


Reserve for Merchandise Returns
     and Allowances                                   205            130             66            269
                                                     ----           ----           ----           ----
                                                     $280           $155           $ 81           $354
                                                     ====           ====           ====           ====

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
  The Seagram Company Ltd.



Our audits of the consolidated financial statements referred to in our report dated August 12, 1998, except as to Note 1, which is as of August 25, 1998, appearing on page 63 of the Annual Report to Shareholders of The Seagram Company Ltd. for the fiscal year ended June 30, 1998 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the Index to Financial Statements appearing on page 18 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

New York, New York
August 12, 1998

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                           (b) Stockholders' Agreement dated as of June 5, 1995 among the Corporation, MEI Holding Inc. (formerly, Home Holding Inc.) and Universal Studios Holding I Corp. (formerly, Home Holding II Inc.) (incorporated by reference to the Exhibit 10(a) to the Corporation's Current Report on Form 8-K dated June 5,
                                    1995).

                           (c) USA Networks Partnership Interest Purchase Agreement dated as of September 22, 1997 by and among Universal Studios, Inc., Universal City Studios, Inc., Viacom Inc. and Eighth Century Corporation (incorporated by reference to Exhibit 10(c) of the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

                           (d) Offer Agreement dated as of June 21, 1998 among the Corporation, PolyGram N.V. and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A of The Seagram Company Ltd. dated July 2, 1998).

                           (e) Tender Agreement dated as of June 21, 1998 between the Corporation and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 2.2 of the Corporation's Current Report on Form 8-K/A dated July 2, 1998).

                                    (f)     Voting Agreement dated June 21, 1998
                                            between the Corporation and
                                            Koninklijke Philips Electronics N.V.
                                            (incorporated by reference to
                                            Exhibit 2.3 of the Corporation's
                                            Current Report on Form 8-K dated
                                            June 22, 1998).

                                    (g)     Stockholders Agreement dated June
                                            21, 1998 between the Corporation and
                                            Koninklijke Philips Electronics N.V.
                                            (incorporated by reference to
                                            Exhibit 10.1 of the Corporation's
                                            Current Report on Form 8-K dated
                                            June 22, 1998).

                                    (h)     Stock Purchase Agreement dated as of
                                            July 20, 1998 among the Corporation,
                                            Seagram Enterprises, Inc. and
                                            PepsiCo, Inc. (incorporated by
                                            reference to Exhibit 2 of the
                                            Corporation's Current Report on Form
                                            8-K dated July 20, 1998).

                                    (i)     Credit Agreement (the "Credit
                                            Agreement"), dated as of November
                                            23, 1994, among Joseph E. Seagram &
                                            Sons, Inc., J.E. Seagram Corp., Bank
                                            of Montreal, Citibank N.A. and The
                                            Chase Manhattan Bank (formerly,
                                            Chemical Bank) and the banks named
                                            therein (incorporated by reference
                                            to Exhibit 10 (f) to the
                                            Corporation's Annual Report on Form
                                            10-K for the fiscal year ended
                                            January 31, 1995).

                                    (j)     First Amendment, dated as of June
                                            14, 1996, to the Credit Agreement
                                            among Joseph E. Seagram & Sons,
                                            Inc., J.E. Seagram Corp., Bank of
                                            Montreal, Citibank N.A. and The
                                            Chase Manhattan Bank (formerly,
                                            Chemical Bank) and the banks named
                                            therein (incorporated by reference
                                            to Exhibit 10(d) to the
                                            Corporation's Transition Report on
                                            Form 10-K for the transition period
                                            ended June 30, 1996).

                                    (k)     5-Year Credit Agreement (the "Five
                                            Year Credit Agreement") dated as of
                                            December 21, 1994, among The Seagram
                                            Company Ltd., Bank of Montreal and
                                            the banks named therein
                                            (incorporated by reference to
                                            Exhibit 10 (h) to the Corporation's
                                            Annual Report on Form 10-K for the
                                            fiscal year ended January 31, 1995).

                                    (l)     First Amendment, dated as of June
                                            14, 1996, to the 5-Year Credit
                                            Agreement among The Seagram Company
                                            Ltd., Bank of Montreal and the banks
                                            named therein (incorporated by
                                            reference to Exhibit 10(f) to the
                                            Corporation's Transition Report on
                                            Form 10-K for the transition period
                                            ended June 30, 1996).

                                    (m)     Credit Facilities Commitment Letter
                                            dated September 15, 1998 from The
                                            Chase Manhattan Bank and Chase
                                            Securities, Inc. to Joseph E.
                                            Seagram & Sons, Inc.

                                    (n)     1983 Stock Appreciation Right and
                                            Stock Unit Plan of the Corporation,
                                            as amended.

                                                                              23
                                    (o)     Written description of Management
                                            Incentive Plan of Joseph E. Seagram
                                            & Sons, Inc. (incorporated by
                                            reference to Exhibit 10(g) to the
                                            Corporation's Annual Report on Form
                                            10-K for the fiscal year ended
                                            January 31, 1994).

                                    (p)     Senior Executive Short-Term
                                            Incentive Plan of the Corporation.

                                    (q)     Form of Deferred Compensation
                                            Agreement, as amended, between
                                            Joseph E. Seagram & Sons, Inc. and
                                            certain of its executives.

                                    (r)     Stock Plan for Non-Employee
                                            Directors of the Corporation.


                                    (s)      1988 Stock Option Plan of the
                                             Corporation, as amended
                                             (incorporated by reference to
                                             Exhibit 10(f) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1992).

                                    (t)      1992 Stock Incentive Plan of the
                                             Corporation, as amended
                                             (incorporated by reference to
                                             Exhibit 10(g) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1993).

                                    (u)      1996 Stock Incentive Plan of the
                                             Corporation, as amended.

                                    (v)      Senior Executive Basic Life
                                             Insurance Program, as amended, of
                                             Joseph E. Seagram & Sons, Inc.
                                             (incorporated by reference to
                                             Exhibit 10(i) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1993).

                                    (w)      Retirement Salary Continuation
                                             Plan, as amended, of Joseph E.
                                             Seagram & Sons, Inc. (incorporated
                                             by reference to Exhibit 10(j) to
                                             the Corporation's Annual Report on
                                             Form 10-K for the fiscal year ended
                                             January 31, 1993).

                                    (x)      Benefit Equalization Plan, as
                                             amended, of Joseph E. Seagram &
                                             Sons, Inc. (incorporated by
                                             reference to Exhibit 10(k) to the
                                             Corporation's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1993).

                                    (y)      Senior Executive Group Term Life
                                             Insurance Arrangement, as amended,
                                             of Joseph E. Seagram & Sons, Inc.
                                             (incorporated by reference to
                                             Exhibit 10(k) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1992).

                                    (z)      Personal Excess Liability Insurance
                                             Policy for Senior Executives of
                                             Joseph E. Seagram & Sons, Inc.
                                             (incorporated by reference to
                                             Exhibit 10(m) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1993).

                                    (aa)     Flexible Perquisite Program for
                                             Seagram Senior Executives
                                             (incorporated by reference to
                                             Exhibit 10(s) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1994).

                                    (bb)     Senior Executive Disability Salary
                                             Continuation Arrangement of Joseph
                                             E. Seagram & Sons, Inc.
                                             (incorporated by reference to
                                             Exhibit 10 (w) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1995.

                                    (cc)     Post Retirement Consulting Plan, as
                                             amended, of Joseph E. Seagram &
                                             Sons, Limited (incorporated by
                                             reference to Exhibit 10(r) to the
                                             Corporation's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1993).

                                    (dd)     Canadian Executive Pension Plan of
                                             Joseph E. Seagram & Sons, Limited,
                                             as amended (incorporated by
                                             reference to Exhibit 10(s) to the
                                             Corporation's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1993).

                                    (ee)     Executive Long-Term Incentive
                                             Arrangement among the Corporation,
                                             Joseph E. Seagram & Sons, Limited
                                             and Charles R. Bronfman dated
                                             February 4, 1982 (incorporated by
                                             reference to Exhibit 10(r) to the
                                             Corporation's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1992).

                                    (ff)     Amended and Restated Employment
                                             Agreement between Joseph E. Seagram
                                             & Sons, Inc. and Robert W.
                                             Matschullat dated February 4, 1998.

                                    (gg)     Employment Agreement among
                                             Universal Studios, Inc., the
                                             Corporation and Frank J. Biondi,
                                             Jr. dated April 23, 1996
                                             (incorporated by reference to
                                             Exhibit 10(bb) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1996).

                                    (hh)     Agreement between Universal
                                             Studios, Inc. and Frank J. Biondi,
                                             Jr. dated August 22, 1997
                                             (incorporated by reference to
                                             Exhibit 10(aa) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended June 30, 1997).

                                    (ii)     Agreement between Joseph E. Seagram
                                             & Sons, Inc. and Steven J. Kalagher
                                             dated December 28, 1995
                                             (incorporated by reference to
                                             Exhibit 10(cc) to the Corporation's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31,
                                             1996).

                                    (jj)     Letter dated April 27, 1995 from
                                             Joseph E. Seagram & Sons, Inc. to
                                             John D. Borgia.

         12                         (a)      Computation of ratio of earnings to
                                             fixed charges - The Seagram Company
                                             Ltd.

                                    (b)      Computation of ratio of earnings to
                                             fixed charges - Joseph E. Seagram &
                                             Sons, Inc.

         13 Pages 26-65 of the Report to Shareholders for the fiscal year ended June 30, 1998.

         21                         Subsidiaries.

         23 Consent of PricewaterhouseCoopers LLP, independent accountants, as accountants for the Corporation.

         24                         Power of Attorney.

         27                         Financial Data Schedule.