Form 10-K405/A
period 1998-06-30
SEAGRAM CO LTD
filed 1998-10-30
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998


                          COMMISSION FILE NUMBER 1-2275


                            THE SEAGRAM COMPANY LTD.
             (Exact name of registrant as specified in its charter)

                  Canada                                    None
---------------------------------------             -------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

 1430 Peel Street, Montreal, Quebec, Canada                H3A 1S9
-------------------------------------------         -------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (514) 849-5271
                                                      ------------------


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "Form 10-K") as set forth below and in the pages attached hereto. The Form 10-K, as amended by this Form 10-K/A Amendment No. 1, is referred to herein as the "Amended 10-K."

Cover Page.

     The Cover Page of the Form 10-K is hereby amended to delete the incorporation by reference of the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 into Parts I and II of the Form 10-K.

Items 1 and 2.  Business and Properties.

     The fourth sentence of the first paragraph under Items 1 and 2 is hereby amended to read as follows: "For information as to revenues, operating income and identifiable assets by business segment, see Note 14 of Notes to Consolidated Financial Statements included in Exhibit 99(a) to the Amended Form 10-K."


     The first paragraph under "Spirits and Wine--Marketing and Distribution" is hereby amended to delete the third, fourth, fifth, sixth and seventh sentences thereof in their entirety and substitute therefor the following four sentences:
"The Corporation's revenues from the Asia-Pacific region, as a percentage of total spirits and wine revenues, declined from 19% in the fiscal year ended June 30, 1997 to 12% in the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1997, the Corporation's operations in Asia generated an operating loss. See "Management's Discussion and Analysis" on pages 1 to 17 of Exhibit 99(a) to the Amended Form 10-K. (This geographic information, which is derived from a geographic breakdown used by management to measure the performance of marketing affiliates, includes unconsolidated companies in revenues and operating income and assigns sales to the region in which the purchaser is located and is before one-time charges. The geographic data contained in Note 14 of the Notes to the

Consolidated Financial Statements for the fiscal year ended June 30, 1998 include the Company's other operations, and are based upon the location of the legal entity which invoices the sale.)".

     The seventh sentence of the first paragraph under "Spirits and Wine--Marketing and Distribution" is hereby amended to read as follows: "See
Note 14 of the Notes to Consolidated Financial Statements included in Exhibit 99(a) to the Amended Form 10-K for information as to sales and other income, operating income and total assets by geographic area."


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.


     The first paragraph under Item 5 is hereby amended to read as follows:
"Information as to the number of holders of record of the Corporation's common shares, the markets on which such common shares are traded, the quarterly high and low prices for such common shares on Canadian and New York stock exchanges and the quarterly dividends declared with respect thereto during the fiscal years ended June 30, 1998 and June 30, 1997, the five-month transition period ended June 30, 1996 and the fiscal year ended January 31, 1996 is incorporated herein by reference to the Management's Discussion and Analysis section captioned "Return to Shareholders" on pages 16 and 17 of Exhibit 99(a) to the Amended Form 10-K."


Item 6.  Selected Financial Data.


     Item 6 is hereby amended to read as follows: "Selected financial data for the fiscal years ended June 30, 1998 and June 30, 1997 and for the five-month transition period ended June 30, 1996 and for each of the three fiscal years ended January 31, 1996, 1995 and 1994 are incorporated herein by reference to the Financial Summary on page 48 of Exhibit 99(a) to the Amended Form 10-K."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Item 7 is hereby amended to read as follows: "Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to pages 1 to 17 of Exhibit 99(a) to the Amended Form 10-K."


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


     Item 7A is hereby amended to read as follows: "Quantitative and qualitative disclosures about market risk are incorporated herein by reference to page 15 of
Exhibit 99(a) to the Amended Form 10-K."


Item 8.  Financial Statements and Supplementary Data.


     Item 8 is hereby amended to read as follows: "The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 12, 1998, except as to Note 1, which is as of August 25, 1998, and the supplementary quarterly data are incorporated herein by reference to pages 18 to 47 of Exhibit 99(a) to the Amended Form 10-K."


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     Item 14 is hereby amended to delete Exhibit 13 (pages 26-65 of the Report to Shareholders for the fiscal year ended June 30, 1998) as an Exhibit to the Form 10-K and to add as Exhibit 99(a) the registrant's revised Consolidated Financial Statements and revised Management's Discussion and Analysis. Exhibit 99(a) is filed as an Exhibit to this Form 10-K/A.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE SEAGRAM COMPANY LTD.


                                            By   /s/  Neal B. Cravens
                                                 --------------------
                                                 Neal B. Cravens
                                                 Senior Vice President, Finance

Date:  October 30, 1998

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit

  12(a) Computation of ratio of earnings to fixed charges - The Seagram Company Ltd.

  12(b)        Computation of ratio of earnings to fixed charges - Joseph E.
               Seagram & Sons, Inc.

  23           Consent of PricewaterhouseCoopers LLP, independent accountants

  99(a) Revised Financial Statements and Revised Management's Discussion & Analysis