Form 10-Q
period 1998-09-30
SEAGRAM CO LTD
filed 1998-11-16
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes  X       No __


          As of October 31, 1998, there were 347,646,271 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                        Page No.

PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Statement of Income and
                Retained Earnings -
                Quarter Ended
                September 30, 1998 and 1997                                 1

             Consolidated Balance Sheet -
                September 30, 1998 and June 30, 1998                        2

             Consolidated Statement of Cash Flows -
                Quarter Ended September 30, 1998 and 1997                   3

             Notes to Consolidated Financial Statements                    4-6

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7-13


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings                                                 14

  Item 4. Submission of Matters to a Vote of Security Holders               14

  Item 6. Exhibits and Reports on Form 8-K                                  15

  Signatures                                                                16

  Exhibit Index                                                             17

              THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

        (United States dollars in millions, except per share amounts)


                                                                         QUARTER
                                                                      ENDED SEPTEMBER 30,
                                                                    1998             1997
                                                                    ----             ----
Revenues                                                        $   2,247         $   2,372
Cost of revenues                                                    1,282             1,361
Selling, general and administrative expenses                          786               751
                                                                ---------         ---------
OPERATING INCOME                                                      179               260
Interest, net and other                                                41                44
                                                                ---------         ---------
                                                                      138               216

Provision for income taxes                                             87                93
Minority interest                                                       6                 9
Equity earnings from unconsolidated companies                          50                 2
                                                                ---------         ---------
Income from continuing operations                                      95               116
                                                                ---------         ---------
Discontinued Tropicana Operations:
Income (loss) from discontinued operations (net
   of taxes of $0 in 1998 and $17 in 1997)                             (3)               17
Gain on sale of discontinued operations (net of
   taxes of $373)                                                   1,072              --
                                                                ---------         ---------
                                                                    1,069                17
                                                                ---------         ---------
NET INCOME                                                          1,164               133

Retained earnings at beginning of period                            8,268             8,259
Dividends paid                                                        (57)              (59)
Shares purchased and retired                                         --                (364)
                                                                ---------         ---------
Retained earnings at end of period                              $   9,375         $   7,969
                                                                =========         =========
Basic earnings per share                                        $    3.35         $    0.37
                                                                =========         =========
Diluted earnings per share                                      $    3.33         $    0.37
                                                                =========         =========
Dividends paid per share                                        $   0.165         $   0.165
                                                                =========         =========
Weighted average shares outstanding (thousands)                   347,360           358,899
Dilutive potential common shares (thousands)                        2,593             3,771
                                                                ---------         ---------
Adjusted weighted average shares outstanding (thousands)          349,953           362,670
                                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                       SEPTEMBER 30,      JUNE 30,
                                                                            1998            1998
                                                                            ----            ----
ASSETS
Current Assets
  Cash and short-term investments at cost                               $  3,753         $  1,174
  Receivables, net                                                         2,216            2,155
  Inventories                                                              2,734            2,555
  Film costs, net of amortization                                            304              175
  Deferred income taxes                                                      294              282
  Prepaid expenses and other current assets                                  683              630
                                                                        --------         --------
    TOTAL CURRENT ASSETS                                                   9,984            6,971
                                                                        --------         --------

Common stock of DuPont                                                       925            1,228
Common stock of USAi                                                         266              306
Film costs, net of amortization                                            1,292            1,272
Artists' contracts, advances and other entertainment assets                  860              761
Property, plant and equipment, net                                         2,759            2,733
Investments in unconsolidated companies                                    3,836            3,437
Excess of cost over fair value of assets acquired                          3,109            3,076
Deferred charges and other assets                                            651              661
Net assets of Tropicana discontinued operations                             --              1,734
                                                                        --------         --------
                                                                        $ 23,682         $ 22,179
                                                                        ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year        $  1,820         $  1,653
  Accrued royalties and participations                                       738              702
  Payables and accrued liabilities                                         2,043            2,068
  Income and other taxes                                                     525              286
                                                                        --------         --------
    TOTAL CURRENT LIABILITIES                                              5,126            4,709
                                                                        --------         --------
Long-term indebtedness                                                     2,266            2,225
Accrued royalties and participations                                         453              421
Deferred income taxes                                                      2,541            2,598
Other credits                                                              1,044              995
Minority interest                                                          1,923            1,915
Shareholders' Equity
  Shares without par value (347,462,841 and 347,132,224 shares,              859              848
    respectively)
  Cumulative currency translation adjustments                               (382)            (499)
  Cumulative gain on equity securities, net of tax                           477              699
  Retained earnings                                                        9,375            8,268
                                                                        --------         --------
    TOTAL SHAREHOLDERS' EQUITY                                            10,329            9,316
                                                                        --------         --------
                                                                        $ 23,682         $ 22,179
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                              QUARTER
                                                                         ENDED SEPTEMBER 30,
                                                                        1998           1997
                                                                        ----           ----
OPERATING ACTIVITIES
Income from continuing operations                                    $    95         $   116
                                                                     -------         -------
Adjustments to reconcile income from continuing operations to net cash used
  Depreciation and amortization of assets                                 75              71
  Amortization of excess of cost over fair value of assets                26              31
     acquired
  Minority interest charged to income                                      6               9
  Equity earnings from unconsolidated companies (greater)                (48)             17
     less than dividends received
  Sundry                                                                  (6)             (7)
  Changes in assets and liabilities
    Receivables                                                          (45)            (63)
    Inventories                                                          (83)            (12)
    Film costs, net of amortization                                     (153)            (75)
    Prepaid expenses and other current assets                            (44)            (37)
    Artists' contracts, advances and other entertainment                 (75)            (25)
       assets
    Payables and accrued liabilities                                     (78)            (72)
    Income and other taxes                                              (135)             15
    Deferred income taxes                                                 52             (23)
    Other credits                                                        (36)            (41)
                                                                     -------         -------
                                                                        (544)           (212)
                                                                     -------         -------
Net cash used for operating activities                                  (449)            (96)
                                                                     -------         -------
INVESTING ACTIVITIES
Proceeds from sale of Tropicana                                        3,288            --
Capital expenditures                                                     (98)            (77)
Investment in USANi LLC                                                 (231)           --
Sundry investments                                                       (57)            (33)
                                                                     -------         -------
Net cash provided by (used for) investing activities                   2,902            (110)
                                                                     -------         -------

FINANCING ACTIVITIES
Dividends paid                                                           (57)            (59)
Issuance of shares upon exercise of stock options and                     11               8
conversion of LYONs
Shares purchased and retired                                            --              (387)
Increase in long-term indebtedness                                        20              13
Increase in short-term borrowings and indebtedness payable               155             428
 within one year                                                     -------         -------

Net cash provided by  financing activities                               129               3
                                                                     -------         -------
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS                  2,582            (203)
NET CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                   (3)             26
                                                                     -------         -------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS           $ 2,579         $  (177)
                                                                     =======         =======

The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as amended. In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  Sale of  Discontinued Tropicana Operations

Discontinued Tropicana Operations is composed of the business of Tropicana Products, Inc. and the Company's global fruit juice business ("Tropicana"). On August 25, 1998, the Company completed the sale of Tropicana for $3,288 million in cash, resulting in a pretax gain of $1,445 million ($1,072 million after tax) reflected in Discontinued Tropicana Operations on the consolidated statement of income and retained earnings. The operating results of Tropicana through August 25, 1998 are also included in Discontinued Tropicana Operations. Proceeds from the sale will be used to partially fund the acquisition of PolyGram N.V. ("PolyGram") described in Note 3, which is expected to close in December 1998.

3.  Acquisition of PolyGram

On November 4, 1998, the Company announced that it had commenced its previously announced offer for all issued shares of PolyGram. The offer is subject to several customary conditions, including that 95 percent of PolyGram's issued share capital be tendered and the absence of defined materially adverse changes or events. The offer and withdrawal rights will expire on December 4, 1998, unless extended.

4.  Investment in DuPont

At September 30, 1998, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company ("DuPont"). The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.

5.   Investment in USAi

At September 30, 1998, the Company owned 7.1 million shares of the outstanding common stock of USA Networks, Inc. ("USAi"). The investment, which the Company accounts for at market value ($138 million at September 30, 1998), has an underlying cost of $142 million. At September 30, 1998, the Company also owned
6.4 million shares of USAi Class B common stock which is carried at its historical cost of $128 million.

6.  Comprehensive Income

Comprehensive income for the quarter ended September 30, 1998 was $1,059 million comprised of net income of $1,164 million, foreign currency translation adjustments of $117 million and unrealized holding losses on equity securities of ($222) million (net of a tax benefit of $121 million). Comprehensive income for the quarter ended September 30, 1997 was $174 million comprised of net income of $133 million, foreign currency translation adjustments of ($48 million) and unrealized holding gains on equity securities of $89 million (net of taxes of $48 million).

7.   Supplementary Financial Statement Information

                                         SEPTEMBER 30,  JUNE 30,
                                             1998         1998
                                             ----         ----
                                               (millions)
INVENTORIES
Beverages                                  $ 2,361      $ 2,239
Materials, supplies and other                  373          316
                                           -------      -------
                                           $ 2,734      $ 2,555
                                           =======      =======


PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost     $ 4,011      $ 3,911
Accumulated depreciation                    (1,252)      (1,178)
                                           -------      -------
                                           $ 2,759      $ 2,733
                                           =======      =======

                                                                  QUARTER
                                                            ENDED SEPTEMBER 30,
                                                             1998     1997
                                                             ----     ----
                                                              (millions)
EXCISE TAXES (included in revenues and cost of revenues)     $183     $150
                                                             ----     ----


8.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity, on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (299,173 shares at September 30, 1998). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, and 9% Debentures due August 15, 2021.

Summarized financial information for JES and its subsidiaries follows:

                                           QUARTER
                                      ENDED SEPTEMBER 30,
                                        1998     1997
                                        ----     ----
                                         (millions)
Revenues                              $ 506     $ 491
Cost of revenues                      $ 320     $ 351
Income from continuing operations     $  40     $  39
Discontinued Tropicana Operations     $   -     $  (6)
Net income                            $  40     $  33

Consolidated Balance Sheet information for JES follows:

                             SEPTEMBER 30,    JUNE 30,
                                1998           1998
                                ----           ----
                                     (millions)
Current assets                $ 4,455        $ 1,821
Noncurrent assets               9,330         12,201
                              -------        -------
                              $13,785        $14,022
                              =======        =======

Current liabilities           $ 1,090        $   843
Noncurrent liabilities          3,585          3,922
Shareholder's equity            9,110          9,257
                              -------        -------
                              $13,785        $14,022
                              =======        =======

9.  Earnings Per Share and Common Shares

At September 30, 1998, there were 37,739,593 common shares potentially issuable upon the conversion of the LYONs described in Note 8 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is reflected in Diluted earnings per share on the income statement.

In the three months ended September 30, 1998, the Company issued 330,617 shares upon the exercise of employee stock options and the conversion of LYONs.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The Company operates in two global business segments: spirits and wine, and entertainment. The spirits and wine businesses are engaged principally in the production and marketing of distilled spirits, wines, coolers, beers and mixers. The entertainment company, Universal Studios, Inc. ("Universal"), produces and distributes motion picture, television and home video products, and recorded music; and operates theme parks and retail stores.

The analysis of total Company and business segment results is prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and includes reported revenues and operating income. The discussion also includes reported revenues and operating income for the three lines of business within the entertainment segment: filmed entertainment, music and recreation and other.

The discussion will also include, as supplemental information, attributed revenues and attributed earnings before interest, taxes, depreciation and amortization ("EBITDA"). These amounts include the Company's proportionate share of the revenues and EBITDA, respectively, of its unconsolidated companies. Attributed revenues and EBITDA are non-GAAP financial metrics utilized by management and are intended solely to provide additional information to investors. The adjustment for unconsolidated companies eliminates the proportionate share of the revenues or EBITDA of the unconsolidated companies to reconcile to reported revenues or operating income.

The Company believes attributed revenues and EBITDA provide additional information for understanding the underlying business results. The Company also believes EBITDA is an appropriate measure of the Company's operating performance, given the goodwill associated with the Company's acquisitions. However, attributed revenues and EBITDA should be considered in addition to, not as a substitute for, reported revenues, operating income, net income, cash flows and other measures of financial performance in accordance with generally accepted accounting principles.

                            THE SEAGRAM COMPANY LTD.
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                  QUARTER ENDED
                                                                  SEPTEMBER 30,
                                                               1998           1997
                                                               ----           ----
Revenues
   Spirits & Wine                                           $ 1,021         $ 1,027
   Entertainment
       Filmed Entertainment                                     618             829
       Music                                                    420             335
       Recreation & Other                                       188             181
                                                            -------         -------
   Total Entertainment                                        1,226           1,345

Total Reported Revenues                                     $ 2,247         $ 2,372
                                                            =======         =======

Operating Income
      Spirits & Wine                                        $   114         $   165
      Entertainment
         Filmed Entertainment                                    75             111
         Music                                                  (10)            (17)
         Recreation & Other                                      14              22
                                                            -------         -------
      Total Entertainment                                        79             116
      Corporate                                                 (14)            (21)
                                                            -------         -------
Total Operating Income                                          179             260
Interest, Net & Other                                            41              44
Provision for Income Taxes                                       87              93
Minority Interest Charge                                          6               9
Equity Earnings from Unconsolidated Companies                    50               2
                                                            -------         -------
NET INCOME BEFORE DISCONTINUED OPERATIONS                        95             116
Discontinued Operations                                          (3)             17
Gain on Sale of Discontinued Operations                       1,072            --
                                                            -------         -------
NET INCOME                                                  $ 1,164         $   133
                                                            =======         =======

EARNINGS PER SHARE - Basic
      Income from Continuing Operations                     $  0.27         $  0.32
      Income (loss) from Discontinued Operations              (0.01)           0.05
      Gain on sale of Discontinued Operations                  3.09            --
                                                            -------         -------
                                                            $  3.35         $  0.37
                                                            =======         =======
EARNINGS PER SHARE - Diluted
      Income from Continuing Operations                     $  0.27         $  0.32
      Income (loss) from Discontinued Operations              (0.01)           0.05
      Gain on sale of Discontinued Operations                  3.07            --
                                                            -------         -------
                                                            $  3.33         $  0.37
                                                            =======         =======

Net cash used for operating activities                      $  (449)        $   (96)
Net cash provided by (used for) investing activities        $ 2,902         $  (110)
Net cash provided by financing activities                   $   129         $     3

                       SUPPLEMENTAL FINANCIAL INFORMATION
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                       QUARTER ENDED
                                                       SEPTEMBER 30,
                                                    1998            1997
                                                    ----            ----
Attributed Revenues
Spirits & Wine                                   $ 1,039         $ 1,088
                                                 -------         -------
Entertainment
    Filmed Entertainment                           1,025           1,036
    Music                                            453             367
    Recreation and Other                             275             254
                                                 -------         -------
 Total Entertainment                               1,753           1,657
                                                 -------         -------
 Total Attributed Revenues                         2,792           2,745
 Adjustment for unconsolidated companies            (545)           (373)
                                                 -------         -------

 Reported Revenues                               $ 2,247         $ 2,372
                                                 =======         =======

Attributed EBITDA
Spirits & Wine                                   $   145         $   192
Entertainment
    Filmed Entertainment                             171             158
    Music                                             26              18
    Recreation and Other                              73              63
                                                 -------         -------
 Total Entertainment                                 270             239
                                                 -------         -------
 Total Attributed EBITDA                             415             431
 Adjustment for unconsolidated  companies           (123)            (50)

 Depreciation and amortization                      (101)           (102)
 Corporate                                           (12)            (19)
                                                 -------         -------
 Operating Income                                $   179         $   260
                                                 =======         =======



Reported revenues for the quarter ended September 30, 1998 declined five percent to $2.2 billion, reflecting lower spirits and wine revenues in Asia Pacific and at the Motion Picture group. Operating income, which excludes the equity earnings of unconsolidated companies, decreased significantly to $179 million due to lower spirits and wine results, primarily in Asia Pacific, and to declines in Filmed Entertainment and Recreation and Other. Equity earnings from unconsolidated companies increased from $2 million last year to $50 million this year. The increase in equity earnings reflects the impact of owning approximately 50 percent of USANi LLC this quarter compared with 50 percent of USA Networks in the prior period, the acquisition in June 1998 of a 37.5 percent interest in Port Aventura, S.A. ("Port Aventura") in Spain and improved operating results at Loews Cineplex Entertainment Corporation ("Loews Cineplex") as compared to Cineplex Odeon Corporation (owned in the prior period).

Attributed EBITDA declined four percent to $415 million on total attributed revenues of $2.8 billion. The attributed EBITDA decline reflects a 13 percent increase in EBITDA, to $270 million, for the entertainment segment, offset by a 24 percent decrease in the spirits and wine group's attributed EBITDA to $145 million from $192 million.

Spirits and Wine

In the quarter ended September 30, 1998, the spirits and wine segment contributed $1.02 billion to reported revenues and $114 million to operating income versus $1.03 billion of reported revenues and $165 million of operating income in the prior year.

Spirits and wine revenues were adversely affected by difficult market conditions in Asia Pacific and the impact of unfavorable foreign exchange. Reported revenues declined one percent, however, excluding the impact of unfavorable foreign exchange, reported revenues would have increased three percent versus the prior year. Operating income declined 31 percent. Excluding the impact of unfavorable foreign exchange, operating income would have decreased 27 percent. Reported revenues in Asia Pacific were down 19 percent reflecting lower sales in many markets including Greater China and Duty Free. Operating income for Asia Pacific declined 58 percent as demand shifted from imported products to less expensive locally-produced spirits. In the Americas, reported revenues and operating income were essentially flat; a slight increase in North America was offset by a decline in Latin America which has been affected by political instability and economic fall-out from Asia, particularly in Brazil and Venezuela. Europe's first quarter reported revenues increased six percent due to improvement in Germany, reflecting the stabilization of the classic Mumm Sekt brand and the introduction of the Jules Mumm line extension. Despite the revenue improvement, operating income for Europe declined by 12 percent reflecting investment spending. Key markets in Europe, including Germany, Spain and the U.K., performed well. Operating income as a percentage of reported revenues declined from 16.1 percent to 11.2 percent reflecting the shortfall in Asia Pacific where predominantly higher margin products are sold.

Since the Asian economic and currency crisis began to affect the Company's operations in the second quarter of fiscal 1998, the comparisons between the first quarter of fiscal 1998 and the first quarter of this year were difficult. The Company presently anticipates that on a full fiscal year basis there will be no further material adverse change in its spirits and wine results (as compared to fiscal year 1998) due to the situation in Asia.

In the first quarter cost of goods sold as a percentage of reported revenues increased to 51.3 percent from 50.0 percent. Selling, general and administrative expenses as a percentage of reported revenues increased to 37.5 percent from
33.9 percent due to spending for Year 2000 remediation, increased information systems expenses, and the timing of expenses. Total brand spending declined three percent at constant exchange rates as a decline related to lower volume in Asia was partially offset by increased spending in both North America and Europe.

Spirits and wine case volumes decreased two percent in the quarter reflecting the impact of market conditions in Asia on several of the Company's global brands including Chivas Regal, Martell and Royal Salute. Mumm Sekt volumes were strong with a 28 percent year-on-year increase due to the stabilization of the classic Mumm Sekt brand and the introduction of the Jules Mumm line extension. ABSOLUT VODKA, which is owned by V&S Vin & Sprit AB, rose 17 percent. Captain Morgan volumes increased three percent but Crown Royal, which was impacted by timing, declined three percent in the quarter.


The equity in earnings of unconsolidated companies improved from a loss of $3 million last year to break even this year. The unconsolidated companies are located in Asia Pacific and are Kirin-Seagram Limited in Japan and Seagram (Thailand) Limited. The first quarter ended September 30, 1997 also included Doosan Seagram Co. Limited ("Doosan Seagram") in Korea. As a result of an additional investment in Doosan Seagram at the end of June 1998, its results are consolidated in the current year.

Attributed revenues were five percent weaker than last year at $1.04 billion. Attributed EBITDA decreased 24 percent to $145 million. Excluding the impact of unfavorable foreign exchange, attributed revenues would have decreased one percent and attributed EBITDA would have decreased 21 percent versus last year.

Entertainment

In the quarter ended September 30, 1998, entertainment contributed $1.2 billion to reported revenues, nine percent less than the $1.3 billion contributed in the prior year. Operating income decreased 32 percent to $79 million. The decline in reported revenues and operating income was primarily due to lower motion picture results, which more than offset the strong music results. Operating income as a percentage of reported revenues decreased from 8.6 percent to 6.4 percent. Total costs, which consist primarily of production and manufacturing costs, distribution and selling expenses, artists' costs and participations, labor and amortization, as a percentage of reported revenues increased from 91.4 percent to 93.6 percent.

Equity in earnings from unconsolidated companies increased from $5 million last year to $50 million this year. The increase in equity earnings reflects the impact of owning approximately 50 percent of USANi LLC this year compared with 50 percent of USA Networks last year. In addition, the Company benefited from the acquisition of a 37.5 percent interest in Port Aventura in Spain and improved operating results at Loews Cineplex .

Attributed revenues, at $1.8 billion, were up six percent over the prior year. Attributed EBITDA improved 13 percent, to $270 million.

Filmed Entertainment

In the first quarter, reported revenues and operating income decreased 25 percent and 32 percent respectively. The Motion Picture group reported revenues declined because of the disappointing box office performance of first quarter releases and difficult comparisons with the prior year's first quarter which benefited from the carryover of The Lost World and Liar, Liar. International Television results declined year on year due to start-up costs relating to the new international channels, lower signing bonuses, and losses from USA International (previously owned by USA Networks), and lower International library results. Partially offsetting these declines, Motion Picture library sales and profitability improved over last year largely due to the network availability of The Lost World. In addition, Television library sales were up, reflecting the sale of Murder, She Wrote to A&E.

The equity in earnings from unconsolidated companies improved from a loss of $3 million in the prior year to income of $28 million in the current year primarily due to the impact of owning approximately 50 percent of USANi LLC this year compared with 50 percent of USA Networks in the prior year. The unconsolidated companies principally include USANi LLC, Loews Cineplex, United Cinemas International Multiplex B.V., Cinema International Corporation N.V., Cinema International B.V., Brillstein Grey Entertainment and United International Pictures ("UIP").

Attributed revenues declined one percent as compared to the prior year while attributed EBITDA increased eight percent to $171 million.

Music

In the first quarter reported revenues increased 25 percent and the operating loss declined from $17 million to $10 million. The improved performance primarily reflects growth in domestic labels. In particular, Geffen Records and Interscope Records had significant year-on-year improvement. In the quarter, the Music group had strong releases from Hole, Vince Gill, Rob Zombie, Trisha Yearwood and Marilyn Manson, as well as the soundtrack from How Stella Got Her Groove Back.


The equity in earnings from unconsolidated companies was flat year on year at $4 million. The unconsolidated companies principally include Universal Concerts Canada and Universal/PACE Amphitheaters Group, L.P., which are both concert joint ventures.

Attributed revenues increased 23 percent as compared to the prior year and attributed EBITDA grew 44 percent to $26 million.

Recreation and Other

Reported revenues for Recreation and Other increased four percent in the quarter, while operating income declined $8 million. The increase in reported revenues reflects the success of the Crash Bandicoot 2 video game, the management fee earned from Port Aventura and improved sales by Spencer Gifts, partially offset by the weakness of Universal Studios Hollywood. Attendance at the theme park in Hollywood declined 15% in the quarter, largely due to the impact of the Asian economic and currency crisis on tourism. The decline in operating income was due primarily to the poor performance of Universal Studios Hollywood.

The equity in earnings from unconsolidated companies increased from $4 million in the prior year to $18 million in the current year. The increase was driven primarily by the impact of the investment in Universal's Port Aventura. At Universal Studios Florida results improved slightly despite a difficult competitive environment. The unconsolidated companies principally include Universal City Florida Partners, Universal City Development Partners, Port Aventura, SEGA GameWorks L.L.C. and Interplay Entertainment Corp.

Attributed revenues increased eight percent over the prior year while attributed EBITDA improved 16 percent to $73 million.

Corporate Expenses and Interest, Net and Other

Corporate expenses were $14 million in the current quarter as compared to $21 million in the prior year, primarily due to reduced costs associated with certain stock-based compensation resulting from the decline in the market value of the Company's shares during the quarter. Interest, net and other was $41 million, slightly below the prior year.

Net Income

Income from continuing operations was $95 million or $0.27 per share (basic and diluted) in the quarter compared with $116 million or $0.32 per share (basic and diluted) last year. During the quarter, the Company realized an after-tax gain on the sale of Tropicana of $1.07 billion. Including this gain and the results of Tropicana until it was sold on August 25, 1998, reported net income was $1.164 billion or $3.35 per basic share or $3.33 per diluted share.

The effective income tax rate on continuing operations including earnings from unconsolidated companies was 46 percent in the quarter compared with 43 percent in the prior year reflecting reduced current year earnings in the relatively low tax jurisdictions in Asia.

Liquidity and Capital Resources

Current assets were $10.0 billion at September 30, 1998 as compared to $7.0 billion at June 30, 1998 as a result of the receipt of the cash proceeds of $3.3 billion from the sale of Tropicana. Current liabilities at September 30, 1998 were $5.1 billion compared to $4.7 billion at June 30, 1998 due primarily to an increase in income taxes payable resulting from the $1.4 billion pretax gain on the sale of Tropicana. Shareholders' equity was $10.3 billion at September 30, 1998 compared to $9.3 billion at June 30, 1998. Net debt was $333 million compared to $2.7 billion at June 30, 1998 reflecting an increase in cash and short-term investments arising from the investment of the proceeds from the sale of Tropicana.

Net cash of $449 million was used for operating activities in the three months ended September 30, 1998, an increase of $353 million compared to the prior year period, resulting primarily from additional investment in inventories and films and the payment of income taxes in the quarter.

Cash provided by investing activities was $2.9 billion in the three months ended September 30, 1998. The $3.3 billion proceeds from the Tropicana disposition were partially offset by an additional investment in USANi LLC of $231 million and capital expenditures of $98 million. In the prior year, cash used for investing activities was $110 million, primarily for capital expenditures.

Financing activities in the three months ended September 30, 1998 provided $129 million as compared to $3 million in the three months ended September 30, 1997.

Cash used for discontinued Tropicana operations to the disposition date of August 25, 1998 was $3 million as compared to the $26 million of cash provided by the discontinued Tropicana operations in the three months ended September 30, 1997.

The Company's working capital position is reinforced by available credit facilities of more than $9.6 billion. These facilities are used to support the Company's commercial paper borrowings and are available for general corporate purposes. The acquisition of PolyGram will be partially financed through the Company's recent sale of Tropicana, the after-tax proceeds of which were approximately $2.9 billion. The Company expects to obtain the remaining funds necessary for the acquisition from debt securities and/or commercial bank borrowings and/or the issuance of commercial paper. The Company believes its access to external capital resources together with internally-generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

Year 2000 Issue

The Company has a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program addresses its most critical internal systems first and targets to have them Year 2000-compliant by July 1, 1999, the first day of the Company's fiscal year 2000. These activities are intended to encompass all major categories of information technology and non-information technology systems in use by the Company, including manufacturing, sales, finance and human resources. The costs incurred to date related to these programs have not been material. The Company currently estimates that the total costs of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $50 million. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the program progresses.

The Company is communicating with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. While some of the Company's major suppliers and customers contacted have confirmed that they anticipate being Year 2000-compliant on or before December 31, 1999, most of the customers, suppliers and financial institutions contacted have only indicated that they have Year 2000 readiness programs.

The Company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, or a failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company's Year 2000 Program includes the development of contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to handle all problems which may arise.

Cautionary Statement Concerning Forward-Looking Statements

The statements herein relating to matters that are not historical facts are forward-looking statements that are not guarantees of future performance and involve risks and uncertainties, including but not limited to future global economic conditions, foreign exchange rates, the actions of competitors and other factors beyond the control of the Company including, in the case of the Year 2000 issue, the actions of customers, suppliers and financial institutions.

              THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the proceedings before the Competition Directorate of the Commission of the European Community (the "Commission") involving the exemption of UIP from Article 85(1) of the Treaty of Rome with respect to UIP's theatrical distribution activities within the European Union, as described on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as amended. The Commission held a two-day hearing on the matter on September 24 and 25, 1998, in Brussels.



Item 4.   Submission of Matters to a Vote of Security Holders

A total of 277,100,214 common shares were voted at the Annual Meeting of Shareholders on November 4, 1998 representing 79.75 percent of the shares entitled to be voted. Business was transacted as follows:


1. Election of Directors: The persons listed below were elected to serve on the Board of Directors until the next annual meeting. The vote tabulation with respect to each person follows:

                                               VOTES      VOTES CAST AGAINST
DIRECTOR                                     CAST FOR        OR WITHHELD
--------                                     --------        -----------
Edgar M. Bronfman                           275,587,969     1,512,245
The Hon. Charles R. Bronfman                275,593,611     1,506,603
Edgar Bronfman, Jr.                         275,536,391     1,563,823
Samuel Bronfman II                          275,602,811     1,497,403
Matthew W. Barrett                          275,587,203     1,513,011
Laurent Beaudoin                            275,539,850     1,560,364
Frank J. Biondi, Jr.                        275,582,951     1,517,263
Richard H. Brown                            275,605,555     1,494,659
The Hon. William G. Davis                   275,581,319     1,518,895
Andre Desmarais                             270,844,902     6,255,312
Barry Diller                                275,568,219     1,531,995
Michele J. Hooper                           275,607,809     1,492,405
David L. Johnston                           275,546,731     1,553,483
The Hon. E. Leo Kolber                      275,599,984     1,500,230
Marie-Josee Kravis                          275,535,265     1,564,949
Robert W. Matschullat                       275,609,730     1,490,484
Samuel Minzberg                             275,588,510     1,511,704
John S. Weinberg                            275,594,461     1,505,753


2. Ratification of Independent Accountants: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants to serve until the next annual meeting was approved by a vote of 275,498,740 shares for and 683,372 shares against, withheld, abstentions and broker nonvotes.

3. Approval of Amendment to 1996 Stock Incentive Plan: The proposal to approve the Company's amendment to the 1996 Stock Incentive Plan was approved by a vote of 192,713,467 shares for and 73,786,637 shares against, withheld, abstentions and broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit Index filed with this Form 10-Q is on page 17.

(b)  Current Reports on Form 8-K


      1. A Current Report on Form 8-K dated July 20, 1998 was filed to report under Item 5 and file under Item 7 (a) a press release announcing the Company's agreement to sell Tropicana to PepsiCo, Inc. and the Company's withdrawal of its previously filed registration statement for a proposed public sale of Tropicana and (b) a definitive agreement relating to such transaction.

      2. A Current Report on Form 8-K dated August 4, 1998 was filed to report under Item 5 and file under Item 7 reclassified financial statements for the fiscal year ended June 30, 1997 to report Tropicana as discontinued operations.

      3. A Current Report on Form 8-K dated August 25, 1998, as amended, was filed to report under Item 2 the completion of the sale of Tropicana to PepsiCo, Inc. and to file under Item 7 proforma financial statements that give effect to the sale of Tropicana, the acquisition of PolyGram and certain other transactions, historical Financial Statements of PolyGram and the press release relating to the completion of the Tropicana transaction.

      4. A Current Report on Form 8-K dated September 1, 1998, as amended, was filed to report under Item 5 and file under Item 7 the Company's consolidated financial statements for the fiscal year ended June 30, 1998.

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



                                                  THE SEAGRAM COMPANY LTD.
                                                  ------------------------
                                                       (Registrant)




                                                  By:  /s/ Neal B. Cravens
                                                       -------------------
                                                  Neal B. Cravens
                                                  Senior Vice President, Finance
                                                  (Principal Accounting Officer)



Dated:  November 16, 1998

                                EXHIBIT INDEX




Exhibit
Number        Description of Exhibit

10.1          Credit Agreement dated as of October 21, 1998 among Joseph E.
              Seagram & Sons, Inc., as Borrower, The Seagram Company Ltd. and J.E. Seagram Corp., as Guarantors, the Lenders Party thereto, The Chase Manhattan Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America NT & SA and Bank of Montreal, as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (Registration No. 333-61535) of the Company).


10.2 Credit Agreement dated as of November 23, 1994, as amended and restated as of October 21, 1998, among Joseph E. Seagram & Sons, Inc., as Borrower, The Seagram Company Ltd. and J.E. Seagram Corp., as Guarantors, the Lenders Party thereto, The Chase Manhattan Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of Montreal, as Documentation Agent.

10.3 Credit Agreement dated as of December 21, 1994, as amended and restated as of October 23, 1998, among The Seagram Company Ltd., as Borrower, the Lenders Party thereto, and Bank of Montreal, as Administrative Agent.


12(a)         Computation of Ratio of Earnings to Fixed Charges - The Seagram
              Company Ltd.

12(b)         Computation of Ratio of Earnings to Fixed Charges - Joseph E.
              Seagram & Sons, Inc.

27            Financial Data Schedule