Form 10-Q
period 1998-12-31
SEAGRAM CO LTD
filed 1999-02-16
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

Yes X    No __


As of January 31, 1999, there were 399,017,268 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Statement of Income and
                Retained Earnings -
                Quarter and Six Months Ended
                December 31, 1998 and 1997                                  1

             Consolidated Balance Sheet -
                December 31, 1998 and June 30, 1998                         2

             Consolidated Statement of Cash Flows -
                Six Months Ended December 31, 1998 and 1997                 3

             Notes to Consolidated Financial Statements                    4-8

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-21


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                22

  Item 6. Exhibits and Reports on Form 8-K                                 23

  Signatures                                                               24

  Exhibit Index                                                            25

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)


                                                                           QUARTER                     SIX MONTHS
                                                                      ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                                     1998           1997           1998           1997
                                                                   ---------      ---------      ---------      ---------
Revenues                                                           $   3,327      $   3,009      $   5,574      $   5,381
Cost of revenues                                                       1,992          1,787          3,274          3,148
Selling, general and administrative expenses                           1,149            991          1,935          1,742
Restructuring charge                                                     405             --            405             --
                                                                   ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                                                 (219)           231            (40)           491
Interest, net and other                                                   76             76            117            120
                                                                   ---------      ---------      ---------      ---------
                                                                        (295)           155           (157)           371

Provision (benefit) for income taxes                                     (12)           114             75            207
Minority interest charge (credit)                                        (23)             6            (17)            15
Equity earnings (losses) from unconsolidated companies                    34            (27)            84            (25)
                                                                   ---------      ---------      ---------      ---------
Income (loss) from continuing operations                                (226)             8           (131)           124
                                                                   ---------      ---------      ---------      ---------

Discontinued Tropicana Operations:
Income (loss) from discontinued operations (net
  of taxes of $0 in 1998 and $21 and $38 for the
  quarter and six months ended December
  31, 1997, respectively)                                                 --             20             (3)            37
Gain on sale of discontinued operations (net of taxes of $373)            --             --          1,072             --
                                                                   ---------      ---------      ---------      ---------
                                                                          --             20          1,069             37
                                                                   ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                       (226)            28            938            161

Retained earnings at beginning of period                               9,375          7,969          8,268          8,259
Dividends paid                                                           (58)           (57)          (115)          (116)
Shares purchased and retired                                              --           (343)            --           (707)
                                                                   ---------      ---------      ---------      ---------

Retained earnings at end of period                                 $   9,091      $   7,597      $   9,091      $   7,597
                                                                   =========      =========      =========      =========

Basic earnings (loss) per share                                    $   (0.63)     $    0.08      $    2.65      $    0.45
                                                                   =========      =========      =========      =========
Diluted earnings (loss) per share                                  $   (0.62)     $    0.08      $    2.64      $    0.45
                                                                   =========      =========      =========      =========

Dividends paid per share                                           $   0.165      $   0.165      $    0.33      $    0.33
                                                                   =========      =========      =========      =========

Weighted average shares outstanding (thousands)                      359,693        348,631        353,526        353,765
Dilutive potential common shares (thousands)                           2,106          2,423          2,350          3,097
                                                                   ---------      ---------      ---------      ---------
Adjusted weighted average shares outstanding (thousands)             361,799        351,054        355,876        356,862
                                                                   =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                                DECEMBER 31,    JUNE 30,
                                                                                   1998          1998
                                                                                  --------      --------
ASSETS
Current Assets
  Cash and short-term investments at cost                                         $  1,204      $  1,174
  Receivables, net                                                                   3,969         2,155
  Inventories                                                                        2,767         2,555
  Film costs, net of amortization                                                      309           175
  Deferred income taxes                                                                782           282
  Prepaid expenses and other current assets                                            987           630
                                                                                  --------      --------
    TOTAL CURRENT ASSETS                                                            10,018         6,971
                                                                                  --------      --------

Common stock of DuPont                                                                 873         1,228
Common stock of USAi                                                                   417           306
Film costs, net of amortization                                                      1,374         1,272
Artists' contracts, advances and other entertainment assets                          3,576           761
Property, plant and equipment, net                                                   3,091         2,733
Investments in unconsolidated companies                                              3,975         3,437
Excess of cost over fair value of assets acquired                                   12,812         3,076
Deferred charges and other assets                                                      887           661
Net assets held for sale                                                               375            --
Net assets of Tropicana discontinued operations                                         --         1,734
                                                                                  --------      --------
                                                                                  $ 37,398      $ 22,179
                                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                  $  3,784      $  1,653
  Accrued royalties and participations                                               2,123           702
  Payables and accrued liabilities                                                   4,443         2,068
  Income and other taxes                                                               466           286
                                                                                  --------      --------
    TOTAL CURRENT LIABILITIES                                                       10,816         4,709
                                                                                  --------      --------

Long-term indebtedness                                                               6,387         2,225
Accrued royalties and participations                                                   678           421
Deferred income taxes                                                                3,404         2,598
Other credits                                                                        2,100           995
Minority interest                                                                    1,890         1,915
Shareholders' Equity
  Shares without par value (396,925,205 and 347,132,224 shares, respectively)        2,909           848
  Cumulative currency translation adjustments                                         (381)         (499)
  Cumulative gain on equity securities, net of tax                                     504           699
  Retained earnings                                                                  9,091         8,268
                                                                                  --------      --------
    TOTAL SHAREHOLDERS' EQUITY                                                      12,123         9,316
                                                                                  --------      --------
                                                                                  $ 37,398      $ 22,179
                                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)


                                                                                               SIX MONTHS
                                                                                            ENDED DECEMBER 31,
                                                                                            1998         1997
                                                                                           -------      -------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                                   $  (131)     $   124
                                                                                           -------      -------
Adjustments to reconcile income from continuing operations to net cash used
  Depreciation and amortization of assets                                                      171          143
  Amortization of excess of cost over fair value of assets acquired                             67           75
  Minority interest charged (credited) to income                                               (15)          15
  Equity earnings from unconsolidated companies (greater) less than dividends received         (47)          45
  Sundry                                                                                        64          (71)
  Changes in assets and liabilities
    Receivables                                                                                 93         (611)
    Inventories                                                                                (52)          33
    Film costs, net of amortization                                                            (42)         (21)
    Prepaid expenses and other current assets                                                  (11)         (57)
    Artists' contracts, advances and other entertainment assets                                (39)          (8)
    Payables and accrued liabilities                                                           528          262
    Income and other taxes                                                                    (244)          84
    Deferred income taxes                                                                       44          (20)
    Other credits                                                                             (175)         (47)
                                                                                           -------      -------
                                                                                               342         (178)
                                                                                           -------      -------

Net cash provided by (used for) operating activities                                           211          (54)
                                                                                           -------      -------

INVESTING ACTIVITIES
Proceeds from sale of Tropicana                                                              3,288           --
Acquisition of PolyGram                                                                     (8,607)          --
Capital expenditures                                                                          (216)        (144)
Investment in USANi LLC                                                                       (231)          --
Acquisition of 50% interest in USA Networks                                                     --       (1,700)
Sundry investments                                                                            (108)         (60)
                                                                                           -------      -------
Net cash used for investing activities                                                      (5,874)      (1,904)
                                                                                           -------      -------

FINANCING ACTIVITIES
Dividends paid                                                                                (115)        (116)
Issuance of shares upon exercise of stock options and
conversion of LYONs                                                                             61           13
Shares purchased and retired                                                                    --         (753)
Increase in long-term indebtedness                                                           4,168           12
Decrease in long-term indebtedness                                                            (226)          --
Increase in short-term borrowings and indebtedness payable within one year                   1,808        2,572
                                                                                           -------      -------
Net cash provided by  financing activities                                                   5,696        1,728
                                                                                           -------      -------
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS                                           33         (230)
NET CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                                         (3)         105
                                                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                 $    30      $  (125)
                                                                                           =======      =======

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as amended (the "Form 10-K"). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the six months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2. Sale of Discontinued Tropicana Operations

Discontinued Tropicana Operations is composed of the business of Tropicana Products, Inc. and the Company's global fruit juice business ("Tropicana"). On August 25, 1998, the Company completed the sale of Tropicana for $3,288 million in cash, resulting in a pretax gain of $1,445 million ($1,072 million after tax) reflected in Discontinued Tropicana Operations on the consolidated statement of income and retained earnings. The operating results of Tropicana through August 25, 1998 are also included in Discontinued Tropicana Operations. Proceeds from the sale were used to partially fund the acquisition of PolyGram N.V. ("PolyGram") described in Note 3.


3. Acquisition of PolyGram

On December 6, 1998, the Company announced that it had accepted the shares of PolyGram tendered pursuant to the Company's tender offer, which shares represented approximately 99.5% of the outstanding PolyGram shares. The Company paid approximately $8.6 billion in cash and issued approximately 47.9 million common shares (approximately 12% of the Company's outstanding common shares after the transaction). Substantially all of the common shares were issued to Koninklijke Philips Electronics N.V., which had owned 75% of the PolyGram shares. The acquisition has been accounted for under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This valuation resulted in $9.7 billion of unallocated excess of cost over fair value of assets acquired and will be amortized over 40 years.

The tendered shares of PolyGram are currently held by Centenary Holding N.V., an entity in which the Company has an indirect approximate 91.9% ownership interest with the remaining approximate 8.1% interest owned indirectly by Matsushita Electric Industrial Co., Ltd. ("Matsushita"). As part of the reorganization of PolyGram, certain subsidiaries of PolyGram were transferred to affiliates of the Company for fair market value. Matsushita, the indirect minority shareholder in Universal Studios Holding I Corp. ("Universal Holding"), an entity which indirectly owns Universal Studios, Inc. ("Universal"), declined to contribute additional capital in connection with the acquisition of PolyGram and the reorganization. As a result, the Company's ownership of Universal Holding has increased from approximately 84% to approximately 91.9%.

The unaudited condensed pro forma results of operations data presented below assume the PolyGram acquisition, the sale of Tropicana and the USA Transactions (described below), occurred at the beginning of each period presented. The USA Transactions are (1) the acquisition on October 21, 1997 of an incremental 50% interest in the USA Networks partnership for $1.7 billion and (2) the sale on February 12, 1998 of a 50% interest in USA Networks to USA Networks, Inc. ("USAi") and the contribution of the remaining 50% interest in USA Networks, the majority of the television assets of Universal and 50% of the international operations of USA Networks to USANi LLC in a transaction in which Universal received a 10.7% interest in USAi and a 45.8 % exchangeable interest in USANi LLC, each as of the transaction date.

These pro forma results of operations were prepared based upon the historical consolidated statement of operations of the Company and of PolyGram for the six months ended December 31, 1998 and 1997, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company and PolyGram that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Income Statement Data
(millions, except per share amounts)

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                    1998                 1997
                                                  ---------            ---------
Revenues                                          $   8,606            $   8,353

Net Income                                        $      44            $      26


EARNINGS PER SHARE:
Basic                                             $    0.11            $    0.06
Diluted                                           $    0.11            $    0.06

4. Restructuring Charge

In connection with management's plan to rationalize its entertainment operations after the acquisition of PolyGram, the Company recorded a restructuring charge in the second quarter of $405 million ($265 million after-tax or $0.74 per share, basic and $0.73 per share, diluted). The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and includes severance, rationalization of facilities and labels, termination of artists and distribution contracts and costs related to exiting film production arrangements and properties in development. Music operations account for the majority of the charge.

The components of the $405 million charge are $126 million for severance and other employee related costs, $128 million for facility rationalization and $151 million of contract termination and other costs. The cash and noncash elements of the restructuring charge approximate $318 million and $87 million, respectively. As of December 31, 1998, no significant payments have been made against the charge. The Company anticipates that substantially all of the restructuring costs will be paid by December 31, 1999.

The severance and other employee related costs provide for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facility rationalization costs provide for domestic and international lease terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations are comprised primarily of artist contracts, distribution contracts, story property commitments and term deals.

5. Investment in DuPont

At December 31, 1998, the Company owned 16.4 million shares of the outstanding common stock of E. I. du Pont de Nemours and Company ("DuPont"). The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.


6. Investment in USAi

At December 31, 1998 the Company owned 8.5 million shares of the outstanding common stock of USAi . The investment, which the Company accounts for at market value ($281 million at December 31, 1998), has an underlying cost of $187 million. At December 31, 1998, the Company also owned 6.7 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.



7. Comprehensive Income

Comprehensive income for the six months ended December 31, 1998 was $861 million comprised of net income of $938 million, foreign currency translation adjustments of $118 million and unrealized holding losses on equity securities of ($195 million) (net of a tax benefit of $102 million). Comprehensive income for the six months ended December 31, 1997 was $318 million comprised of net income of $161 million, foreign currency translation adjustments of ($52 million) and unrealized holding gains on equity securities of $209 million (net of taxes of $113 million).

8. Supplementary Financial Statement Information

                                                      DECEMBER 31,      JUNE 30,
                                                         1998            1998
                                                        -------         -------
                                                               (millions)
INVENTORIES

Beverages                                               $ 2,300         $ 2,239
Materials, supplies and other                               467             316
                                                        -------         -------
                                                        $ 2,767         $ 2,555
                                                        =======         =======

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost                  $ 4,362         $ 3,911
Accumulated depreciation                                 (1,271)         (1,178)
                                                        -------         -------
                                                        $ 3,091         $ 2,733
                                                        =======         =======

                                                                QUARTER           SIX MONTHS
                                                           ENDED DECEMBER 31,  ENDED DECEMBER 31
                                                             1998     1997       1998     1997
                                                             ----     ----       ----     ----
                                                                         (millions)
EXCISE TAXES (included in revenues and cost of revenues)     $282     $250       $465     $400
                                                             ----     ----       ----     ----

9. Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes ("LYONs"), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (299,006 shares at December 31, 1998). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 6.250% Senior Notes due 2001, 6.400% Senior Notes due 2003, 6.625% Senior Notes due 2005,
8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 6.800% Senior Notes due 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, 7.500% Senior Debentures due 2018, 9% Debentures due August 15, 2021, 7.600% Senior Debentures due 2028 and 8.000% Quarterly Income Debt Securities due 2038 ("QUIDS").

With the exception of the summarized financial information for JES and its subsidiaries presented below, the Company has not presented separate financial statements and other disclosures concerning JES because management has determined that such information is not material to holders of JES debt securities.



Summarized financial information for JES and its subsidiaries follows:

                                           QUARTER                 SIX MONTHS
                                      ENDED DECEMBER 31,        ENDED DECEMBER 31
                                       1998        1997         1998        1997
                                      -------     -------      -------     -------
                                                       (millions)
Revenues                              $   677     $   640      $ 1,183     $ 1,131
Cost of revenues                      $   423     $   358      $   743     $   709
Income from continuing operations     $    18     $    13      $    58     $    52
Discontinued Tropicana operations          --     $   (10)          --     $   (16)
Net income                            $    18     $     3      $    58     $    36

Consolidated Balance Sheet information for JES follows:

                                                    DECEMBER 31,         JUNE 30,
                                                       1998               1998
                                                      -------            -------
                                                              (millions)
Current assets                                        $ 1,568            $ 1,821
Noncurrent assets                                      17,775             12,201
                                                      -------            -------
                                                      $19,343            $14,022
                                                      =======            =======

Current liabilities                                   $ 2,670            $   843
Noncurrent liabilities                                  7,590              3,922
Shareholder's equity                                    9,083              9,257
                                                      -------            -------
                                                      $19,343            $14,022
                                                      =======            =======

10. Earnings Per Share and Common Shares

At December 31, 1998, there were 37,588,238 common shares potentially issuable upon the conversion of the LYONs described in Note 9 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is reflected in Diluted earnings (loss) per share on the income statement.

In the six months ended December 31, 1998, the Company issued 1,888,836 common shares upon the exercise of employee stock options and the conversion of LYONs and issued 47,904,145 common shares in partial payment of the acquisition of PolyGram described in Note 3.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The Company operates in two global business segments: entertainment and spirits and wine. The entertainment business segment produces and distributes recorded music and motion picture, television and home video products; and operates theme parks and retail stores. The spirits and wine business segment is engaged principally in the production and marketing of distilled spirits, wines, coolers, beers and mixers.

The analysis of total Company and business segment results is prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and includes revenues and operating income. The discussion also includes revenues and operating income for the three lines of business within the entertainment segment: music, filmed entertainment and recreation and other.

The discussion will also include supplemental information concerning the Company's proportionate share of the results of unconsolidated companies reported in "Equity earnings from unconsolidated companies". When this information is combined with the results from consolidated companies, the total results are equivalent to the discussion of supplemental data regarding attributed revenues and attributed earnings before interest, taxes, depreciation and amortization presented in the Form 10-K. The Company believes this non-GAAP financial information regarding its unconsolidated companies provides additional information for understanding the underlying business results.

The supplemental information also includes earnings before interest, taxes, depreciation and amortization ("EBITDA") from consolidated companies, which the Company believes is an appropriate measure of the Company's operating performance, given the significant goodwill associated with the Company's acquisitions. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flows and other measures of financial performance in accordance with GAAP.

The discussion also includes pro forma financial information which illustrates the effect of the acquisition of PolyGram and the USA Transactions as described in Note 3, as if such transactions had been consummated on July 1, 1997.

                            THE SEAGRAM COMPANY LTD.
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                            1998         1997         1998         1997
                                                           -------      -------      -------      -------
Revenues
   Entertainment
       Music                                               $   727      $   434      $ 1,147      $   769
       Filmed Entertainment                                    737          839        1,355        1,668
       Recreation & Other                                      242          223          430          404
                                                           -------      -------      -------      -------
   Entertainment                                             1,706        1,496        2,932        2,841
   Spirits & Wine                                            1,621        1,513        2,642        2,540
                                                           -------      -------      -------      -------

Total Revenues                                             $ 3,327      $ 3,009      $ 5,574      $ 5,381
                                                           =======      =======      =======      =======
Operating Income
   Entertainment
         Music                                             $    17      $    13      $     7      $    (4)
         Filmed Entertainment                                  (79)          64           (4)         175
         Recreation & Other                                     15           15           29           37
                                                           -------      -------      -------      -------
   Entertainment                                               (47)          92           32          208
   Spirits & Wine                                              255          157          369          322
   Restructuring Charge - Entertainment                       (405)          --         (405)          --
   Corporate                                                   (22)         (18)         (36)         (39)
                                                           -------      -------      -------      -------
Total Operating Income                                        (219)         231          (40)         491
Interest, Net & Other                                           76           76          117          120
Provision (benefit) for Income Taxes                           (12)         114           75          207
Minority Interest Charge (Credit)                              (23)           6          (17)          15
Equity Earnings (Losses) from Unconsolidated Companies          34          (27)          84          (25)
                                                           -------      -------      -------      -------
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS              (226)           8         (131)         124
Income (loss) from Discontinued Operations                      --           20           (3)          37
Gain on Sale of Discontinued Operations                         --           --        1,072           --
                                                           -------      -------      -------      -------
NET INCOME (LOSS)                                          $  (226)     $    28      $   938      $   161
                                                           =======      =======      =======      =======
EARNINGS PER SHARE - Basic
      Income (loss) from Continuing Operations             $ (0.63)     $  0.02      $ (0.37)     $  0.35
      Income (loss) from Discontinued Operations                --         0.06        (0.01)        0.10
      Gain on sale of Discontinued Operations                   --           --         3.03           --
                                                           -------      -------      -------      -------
                                                           $ (0.63)     $  0.08      $  2.65      $  0.45
                                                           =======      =======      =======      =======
EARNINGS PER SHARE - Diluted
      Income (loss) from Continuing Operations             $ (0.62)     $  0.02      $ (0.37)     $  0.35
      Income (loss) from Discontinued Operations                --         0.06        (0.01)        0.10
      Gain on sale of Discontinued Operations                   --           --         3.02           --
                                                           -------      -------      -------      -------
                                                           $ (0.62)     $  0.08      $  2.64      $  0.45
                                                           =======      =======      =======      =======
Net cash provided by (used for) operating activities       $   660      $    42      $   211      $   (54)
Net cash used for investing activities                     $(8,776)     $(1,794)     $(5,874)     $(1,904)
Net cash provided by financing activities                  $ 5,567      $ 1,725      $ 5,696      $ 1,728

                            THE SEAGRAM COMPANY LTD.
                                    PRO FORMA
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      DECEMBER 31,             DECEMBER 31,
                                                   1998         1997         1998         1997
                                                  -------      -------      -------      -------
Revenues
   Entertainment
       Music                                      $ 2,220      $ 1,994      $ 3,732      $ 3,447
       Filmed Entertainment                           945          971        1,802        1,962
       Recreation & Other                             242          223          430          404
                                                  -------      -------      -------      -------
   Entertainment                                    3,407        3,188        5,964        5,813
   Spirits & Wine                                   1,621        1,513        2,642        2,540
                                                  -------      -------      -------      -------
Total Revenues                                    $ 5,028      $ 4,701      $ 8,606      $ 8,353
                                                  =======      =======      =======      =======
Operating Income
   Entertainment
         Music                                    $   246      $   167      $   208      $    86
         Filmed Entertainment                        (114)           1          (79)          86
         Recreation & Other                            15           15           29           37
                                                  -------      -------      -------      -------
   Entertainment                                      147          183          158          209
   Spirits & Wine                                     255          157          369          322
      Corporate                                       (22)         (18)         (36)         (39)
                                                  -------      -------      -------      -------
Total Operating Income                                380          322          491          492
Interest, Net & Other                                 186          167          342          302
Provision for Income Taxes                            156          136          169          185
Minority Interest Charge (Credit)                      19           (1)          13           (2)
Equity Earnings from Unconsolidated Companies          29            0           77           19
                                                  -------      -------      -------      -------
NET INCOME                                        $    48      $    20      $    44      $    26
                                                  =======      =======      =======      =======

EARNINGS PER SHARE - Basic                        $  0.12      $  0.05      $  0.11      $  0.06

EARNINGS PER SHARE - Diluted                      $  0.12      $  0.05      $  0.11      $  0.06

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                        REVENUES
                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
Entertainment
     Music
        Consolidated Companies           $  727     $  434     $1,147     $  769
        Unconsolidated Companies              9         17         42         49
                                         ------     ------     ------     ------
        Total                               736        451      1,189        818
     Filmed Entertainment
        Consolidated Companies              737        839      1,355      1,668
        Unconsolidated Companies            464        231        871        438
                                         ------     ------     ------     ------
        Total                             1,201      1,070      2,226      2,106
     Recreation & Other
        Consolidated Companies              242        223        430        404
        Unconsolidated Companies             49         72        136        145
                                         ------     ------     ------     ------
        Total                               291        295        566        549
Entertainment
        Consolidated Companies            1,706      1,496      2,932      2,841
        Unconsolidated Companies            522        320      1,049        632
                                         ------     ------     ------     ------
        TOTAL ENTERTAINMENT               2,228      1,816      3,981      3,473
                                         ------     ------     ------     ------
Spirits & Wine
        Consolidated Companies            1,621      1,513      2,642      2,540
        Unconsolidated Companies             62         83         80        144
                                         ------     ------     ------     ------
        TOTAL SPIRITS & WINE              1,683      1,596      2,722      2,684
                                         ------     ------     ------     ------

Total Company
        Consolidated Companies            3,327      3,009      5,574      5,381
        Unconsolidated Companies            584        403      1,129        776
                                         ------     ------     ------     ------
        TOTAL                            $3,911     $3,412     $6,703     $6,157
                                         ======     ======     ======     ======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                                EBITDA
                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   DECEMBER 31,          DECEMBER 31,
                                                 1998       1997       1998       1997
                                                 -----      -----      -----      -----
Entertainment
     Music
        Consolidated Companies                   $  81      $  46      $ 102      $  60
        Unconsolidated Companies                     0          1          5          5
                                                 -----      -----      -----      -----
        Total                                       81         47        107         65
     Filmed Entertainment
        Consolidated Companies                     (63)        98         30        229
        Unconsolidated Companies                   107         15        185         42
                                                 -----      -----      -----      -----
        Total                                       44        113        215        271
     Recreation & Other
        Consolidated Companies                      36         29         70         73
        Unconsolidated Companies                    10         10         49         29
                                                 -----      -----      -----      -----
        Total                                       46         39        119        102
Entertainment
        Consolidated Companies                      54        173        202        362
        Unconsolidated Companies                   117         26        239         76
                                                 -----      -----      -----      -----
        TOTAL ENTERTAINMENT                        171        199        441        438
                                                 -----      -----      -----      -----
Spirits & Wine
        Consolidated Companies                     288        250        432        442
        Unconsolidated Companies                     4          2          5          2
        Charge for Asia                             --        (60)        --        (60)
                                                 -----      -----      -----      -----
        TOTAL SPIRITS & WINE                       292        192        437        384
                                                 -----      -----      -----      -----

Total Company
        Consolidated Companies                     342        423        634        804
        Unconsolidated Companies                   121         28        244         78
        Charge for Asia                             --        (60)        --        (60)
                                                 -----      -----      -----      -----
        TOTAL                                      463        391        878        822

Unconsolidated Companies Adjustment               (121)       (28)      (244)       (78)
Depreciation Expense                               (69)       (57)      (130)      (115)
Amortization of Goodwill & Step-Up of Assets       (68)       (59)      (108)      (103)
Restructuring Charge - Entertainment              (405)        --       (405)        --
Corporate Expenses                                 (19)       (16)       (31)       (35)
                                                 -----      -----      -----      -----

Operating Income (Loss)                          $(219)     $ 231      $ (40)     $ 491
                                                 =====      =====      =====      =====

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                    PRO FORMA
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                        REVENUES
                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
Entertainment
     Music
        Consolidated Companies           $2,220     $1,994     $3,732     $3,447
        Unconsolidated Companies              9         17         42         49
                                         ------     ------     ------     ------
        Total                             2,229      2,011      3,774      3,496
     Filmed Entertainment
        Consolidated Companies              945        971      1,802      1,962
        Unconsolidated Companies            464        409        871        738
                                         ------     ------     ------     ------
        Total                             1,409      1,380      2,673      2,700
     Recreation & Other
        Consolidated Companies              242        223        430        404
        Unconsolidated Companies             49         72        136        145
                                         ------     ------     ------     ------
        Total                               291        295        566        549
Entertainment
        Consolidated Companies            3,407      3,188      5,964      5,813
        Unconsolidated Companies            522        498      1,049        932
                                         ------     ------     ------     ------
        TOTAL ENTERTAINMENT               3,929      3,686      7,013      6,745
                                         ------     ------     ------     ------
Spirits & Wine
        Consolidated Companies            1,621      1,513      2,642      2,540
        Unconsolidated Companies             62         83         80        144
                                         ------     ------     ------     ------
        TOTAL SPIRITS & WINE              1,683      1,596      2,722      2,684
                                         ------     ------     ------     ------
Total Company
        Consolidated Companies            5,028      4,701      8,606      8,353
        Unconsolidated Companies            584        581      1,129      1,076
                                         ------     ------     ------     ------
        TOTAL                            $5,612     $5,282     $9,735     $9,429
                                         ======     ======     ======     ======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                    PRO FORMA
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                                    EBITDA
                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
                                                  1998         1997         1998         1997
                                                 -------      -------      -------      -------
Entertainment
     Music
        Consolidated Companies                   $   451      $   385      $   616      $   508
        Unconsolidated Companies                      --            1            5            5
                                                 -------      -------      -------      -------
        Total                                        451          386          621          513
     Filmed Entertainment
        Consolidated Companies                       (95)          25          (34)         130
        Unconsolidated Companies                     107           38          185          122
                                                 -------      -------      -------      -------
        Total                                         12           63          151          252
     Recreation & Other
        Consolidated Companies                        36           29           70           73
        Unconsolidated Companies                      10           10           49           29
                                                 -------      -------      -------      -------
        Total                                         46           39          119          102
Entertainment
        Consolidated Companies                       392          439          652          711
        Unconsolidated Companies                     117           49          239          156
                                                 -------      -------      -------      -------
        TOTAL ENTERTAINMENT                          509          488          891          867
                                                 -------      -------      -------      -------
Spirits & Wine
        Consolidated Companies                       288          250          432          442
        Unconsolidated Companies                       4            2            5            2
        Charge for Asia                               --          (60)          --          (60)
                                                 -------      -------      -------      -------
        TOTAL SPIRITS & WINE                         292          192          437          384
                                                 -------      -------      -------      -------

Total Company
        Consolidated Companies                       680          689        1,084        1,153
        Unconsolidated Companies                     121           51          244          158
        Charge for Asia                               --          (60)          --          (60)
                                                 -------      -------      -------      -------
        TOTAL                                        801          680        1,328        1,251

Unconsolidated Companies Adjustment                 (121)         (51)        (244)        (158)
Depreciation Expense                                 (78)         (76)        (156)        (152)
Amortization of Goodwill & Step-Up of Assets        (203)        (215)        (406)        (414)
Corporate Expenses                                   (19)         (16)         (31)         (35)
                                                 -------      -------      -------      -------

Operating Income                                 $   380      $   322      $   491      $   492
                                                 =======      =======      =======      =======


The results for the second quarter and six months ended December 31, 1998 include PolyGram results for the twenty-one days from its acquisition by the Company on December 10, 1998. The following discussion will also address the results of the underlying businesses on a pro forma basis, as if the PolyGram acquisition and the USA Transactions had occurred at July 1, 1997.

Revenues increased 11 percent in the quarter and four percent in the six months primarily due to the PolyGram acquisition and to improved spirits and wine results. Operating income was a loss of $219 million in the quarter and a loss of $40 million in the six months, after a $405 million pre-tax restructuring charge associated with the integration of PolyGram into the existing music and film operations. The restructuring charge is discussed in detail below. Operating income of $231 million in the second quarter of the prior year included a $60 million charge for Asia Pacific spirits and wine operations. Excluding the charges, operating income declined 36 percent in the quarter and 34 percent in the six months. The decrease reflects the disappointing box office release of several motion pictures during the quarter ended December 31, 1998, and higher amortization and depreciation expense.

EBITDA from consolidated and unconsolidated companies for the quarter increased 18 percent to $463 million on total revenues from consolidated and unconsolidated companies of $3.9 billion. For the six months the EBITDA increase was seven percent to $878 million on total revenues of $6.7 billion. Excluding the $60 million charge for Asia Pacific spirits and wine operations from last year's results, EBITDA from consolidated and unconsolidated companies increased three percent for the quarter and was essentially flat for the six months.

On a pro forma basis, revenues increased seven percent in the quarter to $5.0 billion and three percent in the six months to $8.6 billion. Operating income is 18 percent higher in the quarter and essentially unchanged for the six months. Excluding the $60 million charge for Asia Pacific spirits and wine operations in the prior year, pro forma operating income was flat in the quarter and down 11 percent for the six months, primarily due to the poor performance of the filmed entertainment business which more than offset improvements in all other businesses.

Restructuring Charge

In connection with management's plan to rationalize its entertainment operations after the acquisition of PolyGram, the Company recorded a restructuring charge in the second quarter of $405 million ($244 million after taxes of $140 million and minority interest of $21 million). The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and includes severance, rationalization of facilities and labels, termination of artists and distribution contracts and costs related to exiting film production arrangements and properties in development. Music operations account for the majority of the charge. The discussions of EBITDA and pro forma results described throughout this management's discussion and analysis exclude this restructuring charge.

The components of the $405 million charge are $126 million for severance and other employee related costs, $128 million for facility rationalization and $151 million of contract termination and other costs. The cash and noncash elements of the restructuring charge approximate $318 million and $87 million, respectively. As of December 31, 1998, no significant payments have been made against the charge. The Company anticipates that substantially all of the restructuring costs will be paid by December 31, 1999.

The severance and other employee related costs provide for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facility rationalization costs provide for domestic and international lease terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations are comprised primarily of artist contracts, distribution contracts, story property commitments and term deals.

Entertainment

The entertainment segment contributed $1.7 billion to revenues in the quarter, 14 percent more than the prior year period and $2.9 billion in the six months, an increase of three percent over the prior year period. The increase was primarily due to the acquisition of PolyGram, partially offset by lower filmed entertainment revenues. Operating income for the quarter was a loss of $47 million compared to income of $92 million in the prior year and $32 million for the six months versus $208 million in the prior year. The decline in operating income was primarily due to lower motion picture results and increased amortization and depreciation expense. Operating income as a percentage of revenues decreased from 7.3 percent to 1.1 percent in the six months. Total costs, which consist primarily of production and manufacturing costs, distribution and selling expenses, artists' costs and participations, labor and amortization, as a percentage of revenues increased from 92.7 percent to 98.9 percent. The prior year consolidated results include USA Networks from October 21, 1997, at which time the Company's interest increased to 100 percent. In the current year, subsequent to the USA Transactions, the Company's interest is approximately 50 percent of USANi LLC and the results are included in equity earnings in unconsolidated companies. Equity in earnings from unconsolidated companies increased to $33 million in the quarter and $83 million in the six months versus losses last year of $29 million for the quarter and $24 million for the six months. The increase in equity earnings reflects the impact of owning approximately 50 percent of USANi LLC this year compared with 50 percent of USA Networks for the period to October 21st in the prior year. In addition, the Company benefited from the acquisition of a 37 percent interest in Port Aventura in Spain in June 1998 and from improved operating results at Loews Cineplex Entertainment Corporation ("Loews Cineplex") in the current year as compared to Cineplex Odeon Corporation (owned in the prior year).

On a pro forma basis, revenues increased seven percent in the quarter to $3.4 billion and three percent in the six months to $6.0 billion. Operating income is 20 percent lower in the quarter and 24 percent lower for the six months.


Music

Consolidated Operations

The Music Group had a strong quarter. Revenues increased 68 percent in the second quarter and increased 49 percent in the six months. Operating income increased 31 percent in the quarter and improved from a loss of $4 million for six months last year to income of $7 million this year. The improved performance is largely due to the impact of owning PolyGram for twenty-one days of the reporting period and to growth in domestic labels. In particular, Geffen Records and Interscope had significant year-on-year improvement. EBITDA reflected the growth and improved over 70 percent in both the quarter and six months. The growth in operating income did not equal that of EBITDA due to higher amortization and depreciation expense resulting from the PolyGram acquisition.

On a pro forma basis, revenues from companies increased 11 percent in the quarter and eight percent in the six months. Operating income increased 47 percent in the quarter and more than doubled in the six months.

Unconsolidated Operations

The equity in earnings from unconsolidated companies was breakeven for the quarter and $5 million for the six months which is essentially flat versus the prior year. The unconsolidated companies are immaterial to the total music segment. They include Universal Concerts Canada and Universal/PACE Amphitheaters Group, L.P., which are both concert joint ventures.


Filmed Entertainment

Consolidated Operations

Filmed entertainment revenues declined 12 percent in the quarter and 19 percent in the six months. Operating income decreased in the quarter from income of $64 million in the prior year to a loss of $79 million in the current year and on a six-month basis from income of $175 million in the prior year to a loss of $4 million in the current year. The prior year second quarter results included operating income of $56 million for USA Networks from October 21st. In the current year the contribution of USANi LLC is included in equity from unconsolidated companies, not in consolidated operations. Excluding the impact of USA Networks, the decline in operating income quarter-on-quarter is less significant. The Motion Picture group results declined because of the disappointing box office performance of second quarter releases (Meet Joe Black,
Babe: Pig in the City and Psycho) and difficult comparisons with last year's second quarter which benefited from the carryover of The Lost World: Jurassic Park and Liar, Liar. The box office release of Patch Adams has been strong, however, this film was released very late in the second quarter and did not have much of an impact on the results. International Television and Library results declined year-on-year due to start-up costs relating to the new international channels and lower television library sales. EBITDA from consolidated companies declined from $98 million in the prior year to a loss of $63 million in the quarter. The prior year results included $58 million of EBITDA related to USA Networks, which was consolidated from October 21, 1997. There is no contribution from USA Networks in consolidated EBITDA in the current year.

On a pro forma basis, Filmed Entertainment includes the results of PolyGram Filmed Entertainment in the motion picture group and the prior year results reflect the USA Transactions as though they had both occurred at July 1, 1997. On a pro forma basis, revenues declined three percent in the quarter to $945 million and eight percent in the six months to $1.8 billion. Operating income decreased in the quarter from income of $1 million in the prior year to a loss of $114 million in the current year and on a six-month basis from income of $86 million in the prior year to a loss of $79 million in the current year.

Unconsolidated Operations

The equity in earnings from unconsolidated companies improved from a loss of $26 million in the second quarter of the prior year to income of $44 million in the current quarter and from a loss of $29 million for six months in the prior year to income of $71 million in the current year. Revenues from unconsolidated companies essentially doubled in both the quarter and six months. The significant improvement is due primarily to the impact of owning approximately 50 percent of USANi LLC in the current year compared with 50 percent of USA Networks for the period to October 21st in the prior year and to improved operating results at Loews Cineplex in the current year as compared to Cineplex Odeon Corporation (owned in the prior year). In addition to USANi LLC and Loews Cineplex, the unconsolidated companies principally include, United Cinemas International Multiplex B.V., Cinema International Corporation N.V., Cinema International B.V. and Brillstein Grey Entertainment.


Recreation and Other

Consolidated Operations

Revenues for recreation and other increased nine percent in the quarter and six percent in the six months. Operating income was flat quarter-on-quarter at $15 million but declined $8 million in the six months. EBITDA increased 24 percent in the quarter but declined four percent in the six months. The growth in revenues and EBITDA in the quarter reflects the success of the Crash Bandicoot I & II video games and improved sales by Spencer Gifts, partially offset by the weakness of Universal Studios Hollywood. Attendance at the theme park in Hollywood declined 10 percent for the quarter and 13 percent for the six months, largely due to the impact of the Asian economic and currency crisis on tourism. Per capita spending at the park was down slightly year-on-year.

Unconsolidated Operations

In the six months ended December 31, 1998, the equity in earnings from unconsolidated companies increased from breakeven in the prior year to $7 million in the current year. Revenues from unconsolidated companies decreased six percent while EBITDA increased 69 percent to $49 million. The significant improvement in the six month results is largely due to the acquisition of the 37 percent interest in Port Aventura and a gain recognized by Sega GameWorks L.L.C., on the sale of its game sales operation back to Sega in the first quarter. In addition to Port Aventura and Sega GameWorks, the unconsolidated companies principally include Universal Studios Florida and Interplay Entertainment Corp. At Universal Studios Florida, paid attendance declined four percent in the quarter and three percent year-to-date, while per capita spending increased three percent in the quarter and one percent year-to-date, principally driven by a higher admission price.


Spirits and Wine

Consolidated Operations

The spirits and wine segment performed strongly in the current quarter compared with the prior year quarter which was severely impacted by market conditions in Asia. Revenues increased seven percent in the quarter and four percent in the six months while operating income increased 62 percent in the quarter and 15 percent in the six months. Operating income in the prior year included a $60 million charge related to operations in Asia. Excluding the impact of this charge, operating income increased 18 percent in the quarter but was down three percent for the six months.

Revenues and operating income in North America were seven percent and 10 percent higher in the quarter and four percent and seven percent higher for the six months, respectively. These improvements reflect growth in certain key brands. Revenues in Latin America were essentially even in the second quarter and declined two percent for the six months while operating income decreased 11 percent in the quarter and 10 percent for the six months. These declines are due to the difficult economic conditions in the region, particularly in Brazil. Asia Pacific's revenues more than doubled in the quarter and operating income increased significantly, compared to a very weak quarter last year. This resulted primarily from increased shipments of higher margin products such as Martell and Royal Salute into the region. For the six months, Asia Pacific's operating income was down four percent, as the region has not yet fully recovered from the difficult economic conditions experienced there after the first quarter last year. Europe's revenues increased four percent in both the quarter and six months while operating income grew 13 percent in the quarter and seven percent in the six months, primarily due to growth in the U.K., Italy, Spain and Portugal. Operating income, excluding the $60 million charge from the prior year's results, as a percentage of revenues, increased from 14.3 percent to 15.7 percent in the quarter reflecting the improvement in Asia Pacific, where predominantly higher margin products are sold, price increases and cost reductions.

In the six months ended December 31, 1998, cost of goods sold as a percentage of revenues increased to 52.3 percent from 51.9 percent the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to
33.5 percent from 34.6 percent due to slight reductions in both brand spending and overhead expenses coupled with improved revenues. Total brand spending declined three percent at constant exchange rates in both the quarter and six months. However, brand equity spending increased five percent in the quarter and one percent for the six months.

Spirits and wine case volumes, including unconsolidated companies, increased two percent in the quarter but declined one percent in the six months. In the quarter, Martell case volumes increased 16 percent and Royal Salute case volumes increased 74 percent, reflecting improved performance in Asia Pacific. Volumes in North America remain very strong. Globally, Captain Morgan volumes grew 20 percent, ABSOLUT VODKA volumes increased six percent and Crown Royal volumes grew five percent in the quarter. Chivas Regal volumes declined six percent in the quarter due to lower shipments to Latin America which more than offset three percent growth in North America and modest improvement in Asia. Mumm Sekt volumes were five percent lower in the quarter following a strong first quarter due to competitive pressures and trade inventory adjustments. For the six months, Mumm Sekt volumes are up four percent.

EBITDA from consolidated companies increased 52 percent in the quarter and 13 percent in the six months. Excluding the impact of the $60 million charge for Asia Pacific from the prior year results, EBITDA would have increased 15 percent in the quarter but decreased two percent in the six months.

Unconsolidated Operations

The equity in earnings of unconsolidated companies was $1 million in both the quarter and six months compared to $2 million in the prior year quarter and a loss of $1 million in the prior year six months. Revenues from unconsolidated companies declined by 25 percent in the quarter and 44 percent in the six months. EBITDA, however, showed improvement, doubling in both the quarter and six months. The year-on-year variances are primarily due to the entities that are included in unconsolidated companies. In the current year they are Kirin-Seagram Limited in Japan and Seagram (Thailand) Limited. In the second quarter and six months ended December 31, 1997 they also included Doosan Seagram Co., Ltd. in Korea. As a result of an additional investment in Doosan Seagram Co., Ltd. at the end of June 1998, that affiliate's results are now consolidated.


Corporate Expenses and Interest, Net and Other

Corporate expenses were $22 million in the current quarter as compared to $18 million in the prior year and $36 million for six months compared to $39 million last year. The year-on-year variances are primarily due to increased costs associated with certain stock-based compensation resulting from the change in the market value of the Company's shares during the period. Interest, net and other was $76 million in both the current and prior year quarters as the additional debt to finance the acquisition of PolyGram was not incurred until late in the quarter.

Net Income

Net income was a loss of $226 million, or $0.63 per basic share and $0.62 per diluted share in the quarter compared with net income of $28 million or $0.08 per share (basic and diluted) in the prior year. In the six months, which includes the $1.1 billion after-tax gain on the sale of Tropicana, net income was $938 million or $2.65 per basic share and $2.64 per diluted share. Net income from continuing operations, excluding the entertainment restructuring charge, the prior year charge for Asia Pacific spirits and wine operations and discontinued Tropicana operations, was $18 million or $0.05 per share in the quarter compared with $58 million or $0.17 per share in the prior year. In the six months, net income from continuing operations was $113 million or $0.32 per share compared with $174 million or $0.49 per share in the prior year.


Liquidity and Capital Resources

Current assets were $10.0 billion at December 31, 1998 as compared to $7.0 billion at June 30, 1998 due primarily to an increase in net receivables, deferred income taxes and prepaid and other current assets resulting from the consolidation of the PolyGram balance sheet as at December 31, 1998. Current liabilities at December 31, 1998 were $10.8 billion compared to $4.7 billion at June 30, 1998 due primarily to the acquisition of PolyGram. Shareholders' equity was $12.1 billion at December 31, 1998 compared to $9.3 billion at June 30, 1998 primarily due to the $2 billion in shares issued as partial payment for the acquisition of PolyGram. Net debt was $9.0 billion compared to $2.7 billion at June 30, 1998 reflecting an increase in both short and long-term borrowings used primarily to finance the acquisition of PolyGram.

Net cash of $211 million was provided by operating activities in the six months ended December 31, 1998, an increase of $265 million compared to the prior year period when net cash of $54 million was used for operating activities. The improvement resulted primarily from the collection of receivables and the timing of payments of accounts payable and accrued liabilities.

Cash used for investing activities was $5.9 billion in the six months ended December 31, 1998. The $3.3 billion pre-tax proceeds from the Tropicana disposition were more than offset by the use of $8.6 billion for the cash portion of the acquisition of PolyGram, an additional investment in USANi LLC of $231 million and capital expenditures of $216 million. In the prior year, cash used for investing activities was $1.9 billion, primarily due to the $1.7 billion acquisition of the remaining 50 percent of USA Networks.

Financing activities in the six months ended December 31, 1998 provided $5.7 billion as compared to $1.7 billion in the six months ended December 31, 1997. Long-term debt of $4.2 billion was issued in the second quarter to finance the PolyGram acquisition.

Cash used for discontinued Tropicana operations to the disposition date of August 25, 1998 was $3 million as compared to the $105 million of cash provided by the discontinued Tropicana operations in the six months ended December 31, 1997.

The Company's working capital position is reinforced by credit facilities of $6.6 billion. These facilities are used to support the Company's commercial paper borrowings and are available for general corporate purposes. The Company believes its access to external capital resources together with internally-generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

The Company's Value at Risk ("VaR"), which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with the Company's exposure to interest rates at December 31, 1998 was $44 million. This exposure is primarily related to long-term debt with fixed interest rates. The increase in the VaR attributable to interest rate sensitive exposures, as compared to the VaR of $11 million at June 30, 1998, is due primarily to the issuance by the Company, in the second quarter of the fiscal year ending June 30, 1999, of long-term debt with fixed interest rates to partially finance the acquisition of PolyGram. There has been no significant change to the Company's VaR which is the potential loss in earnings associated with the Company's exposure to foreign exchange rates, as compared to June 30, 1998.

Year 2000 Issue

The Company has a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program addresses its most critical internal systems first and, with the exception of PolyGram systems described below, targets to have them Year 2000-compliant by July 1, 1999, the first day of the Company's fiscal year 2000. Implementation/roll-out of the Year 2000 compliant systems would continue through to September 30, 1999. These activities are intended to encompass all major categories of information technology and non-information technology systems in use by the Company, including manufacturing, sales, finance and human resources.

The Company is still completing its evaluation of the Year 2000 readiness of PolyGram which it acquired on December 10, 1998. The Company currently expects that critical systems at PolyGram will be Year 2000 compliant on or prior to December 31, 1999. However, due to the Company's recent decision to retain PolyGram Filmed Entertainment ("PFE") unit of PolyGram, an assessment of the Year 2000 readiness of PFE has only recently commenced. The Company does not believe that a failure to fully identify and remediate or replace non-compliant systems at PFE would have a material adverse effect on the Company's financial condition.

To date the Company has incurred approximately $20 million in costs related to its Year 2000 readiness program. Such costs are expensed as incurred. The Company currently estimates that the total costs of its Year 2000 readiness programs, including PolyGram, but excluding redeployed resources will not exceed $75 million. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the program progresses.

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

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to (i) the litigation entitled Digital Distribution Inc. c/b/a/ Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 JSL, described on page 8 of the Form 10-K, (ii) the investigation of the Attorney General of the State of Florida described on page 9 of the Form 10-K and (iii) the preliminary investigation of the Federal Trade Commission described on page 9 of the Form 10-K. References in those descriptions to Universal Music & Video Distribution, Inc. are hereby amended to also include PolyGram Group Distribution, Inc. as a result of the completion of the Company's acquisition of PolyGram on December 10, 1998.

On or about July 15, 1995, Polygram was served with a civil investigation demand from the U.S. Department of Justice ("DOJ") seeking information and documentation relating to an investigation by the DOJ's Antitrust Division (the "Antitrust Division") into certain alleged "collaborative undertakings between PolyGram and other music companies related to cable, wire and satellite-delivered music and music video programmers." In April 1998, PolyGram and certain other major music companies, excluding Universal, were advised by the Anti-Trust Division that it was their tentative recommendation to file a complaint seeking a decree to prevent PolyGram and such major music companies from using foreign collective licensing societies to license music video broadcasters. The Antitrust Division also indicated that it was considering adding to this complaint, a claim seeking to restrict PolyGram and such major music companies from entering into music video broadcasting joint ventures absent prior notice to, and approval from, the DOJ. Thereafter, at the invitation of the Antitrust Division, PolyGram and the major music companies jointly submitted a "White Paper" setting forth their collective view that no complaint was warranted and the investigation should be closed. In July, 1998, a further meeting was held among counsel for PolyGram and the other major music companies and the Antitrust Division to discuss the Antitrust Division's tentative recommendations. No further action has been taken by the DOJ.

In October 1998, the Australian Competition and Consumer Commission ("ACCC") served a notice on PolyGram seeking written answers to questions and documents. The ACCC is responsible for enforcing the Trade Practices Act, the statute which governs antitrust law in Australia. The ACCC alleges that PolyGram has engaged in the following anti-competitive conduct: acting in concert with the other major record companies in Australia to prevent the export from Indonesia into Australia of sound recordings; and ceasing to trade with and/or threatening to cease to trade with retailers who stocked and/or imported parallel imports. PolyGram answered the notice and thereafter received a further list of questions relating to issues arising out of the answer to the notice and the documents which were provided to the ACCC. PolyGram has now answered the supplemental notice. PolyGram denies that it has contravened the Trade Practices Act and intends to vigorously defend any enforcement proceedings which the ACCC may commence against PolyGram.

On February 4, 1999, the Antitrust Division issued a civil investigative demand to Universal as well as to a number of other motion picture film distributors and exhibitors as part of a civil investigation into compliance with the consent decrees entered in U.S. v. Paramount Pictures, et al. and various other practices in the motion picture distribution and exhibition industry. The civil investigative demands require the distributors and exhibitors to provide documents and other information to the Antitrust Division. The scope of the investigation and the extent, if any, to which it may relate to Universal, is not known at this time.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The Exhibit Index filed with this Form 10-Q is on page 25.

(b)   Current Reports on Form 8-K

      1. A Current Report on Form 8-K dated August 25, 1998, as amended, was filed to report under Item 2 the completion of the sale of Tropicana to PepsiCo, Inc. and to file under Item 7 pro forma financial statements that give effect to the sale of Tropicana, the acquisition of PolyGram and certain other transactions, historical financial statements of PolyGram and the press release relating to the completion of the Tropicana transaction.

      2. A Current Report on Form 8-K dated September 1, 1998, as amended, was filed to report under Item 5 and file under Item 7, the Company's consolidated financial statements and management's discussion and analysis for the fiscal year ended June 30, 1998.

      3. A Current Report on Form 8-K dated November 10, 1998 was filed to report under Item 5 execution by the Company of a definitive agreement to sell certain film library assets of PolyGram Filmed Entertainment to Orion Pictures Library Acquisition Co., Inc. following the Company's acquisition of PolyGram.

      4. A Current Report on Form 8-K dated November 13, 1998 was filed to file under Item 7 certain documents relating to the Company's Registration Statements Nos. 33-42877, 33-42959, 333-4136 and 333-62921.

      5. A Current Report on Form 8-K dated November 16, 1998 was filed to report under Item 5 and file under Item 7 a press release relating to the Company's strategic reorganization of Universal and the resignation of Frank J. Biondi from the Company's Board of Directors and Universal.

      6. A Current Report on Form 8-K dated November 24, 1998 was filed to file under Item 7 (i) pro forma financial statements that give effect to the sale of Tropicana on August 25, 1998 and the proposed acquisition of PolyGram and (ii) historical financial statements of PolyGram.

      7. A Current Report on Form 8-K dated December 6, 1998 was filed to report under Item 5 and file under Item 7 a press release relating to the Company's acceptance on December 4, 1998 of all PolyGram shares in the Company's tender offer for all such shares.

      8. A Current Report on Form 8-K dated December 9, 1998 was filed to report under Item 5 and file under Item 7 a press release relating to the performance of Universal's filmed entertainment division in the second quarter of the Company's fiscal year ending June 30, 1999.

      9. A Current Report on Form 8-K dated December 10, 1998 was filed to report under Item 2 the consummation of the Company's acquisition of PolyGram and to file under Item 7 certain historical financial statements of PolyGram.

      10. A Current Report on Form 8-K dated December 14, 1998 was filed to report under Item 5 and file under Item 7 (i) a press release relating to the Company's investor conference on December 14, 1998 and (ii) pro forma financial statements and quarterly supplementary financial information giving effect to the sale of Tropicana on August 25, 1998 and the acquisition of PolyGram.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE SEAGRAM COMPANY LTD.
                                    ------------------------------
                                            (Registrant)


                                    By: /s/ Robert W. Matschullat
                                       ------------------------------
                                    Robert W. Matschullat
                                    Vice Chairman and Chief Financial Officer
                                    (Principal Accounting Officer)




Dated: February 16, 1999

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
------      ----------------------

10(a)       1996 Stock Incentive Plan of the Company, as amended

10(b) Letter Agreement dated September 30, 1998 between Joseph E. Seagram & Sons, Inc. and Steven J. Kalagher

12(a)       Computation of Ratio of Earnings to Fixed Charges - The Seagram
            Company Ltd.

12(b) Computation of Ratio of Earnings to Fixed Charges - Joseph E. Seagram & Sons, Inc.

27          Financial Data Schedule