Form 10-Q
period 1999-03-31
SEAGRAM CO LTD
filed 1999-05-13
CIK 88188

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         As of April 30, 1999, there were 403,046,179 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                           Page No.
                                                                           --------
PART I.        FINANCIAL INFORMATION

   Item 1.    Financial Statements

                  Consolidated Statement of Income and
                       Retained Earnings -
                       Quarter and Nine Months Ended
                       March 31, 1999 and 1998                                1

                  Consolidated Balance Sheet -
                       March 31, 1999 and June 30, 1998                       2

                  Consolidated Statement of Cash Flows -
                       Nine Months Ended March 31, 1999 and 1998              3

                  Notes to Consolidated Financial Statements                 4-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9-22


PART II.       OTHER INFORMATION


   Item 6.    Exhibits and Reports on Form 8-K                                23

   Signatures                                                                 24

   Exhibit Index                                                              25

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)

                                                                              QUARTER                          NINE MONTHS
                                                                           ENDED MARCH 31,                   ENDED MARCH 31,
                                                                        1999             1998             1999             1998
                                                                     ---------        ---------        ---------        ---------
Revenues                                                             $   3,215        $   1,991        $   8,789        $   7,372
Cost of revenues                                                         1,991            1,167            5,265            4,315
Selling, general and administrative expenses                             1,387              777            3,322            2,519
Restructuring charge                                                         -                -              405                -
                                                                     ---------        ---------        ---------        ---------
OPERATING INCOME (LOSS)                                                   (163)              47             (203)             538
Interest, net and other                                                    184               63              301              183
Gain on sale of Time Warner shares                                           -              433                -              433
Gain on USAi transaction                                                     -              360                -              360
                                                                     ---------        ---------        ---------        ---------
                                                                          (347)             777             (504)           1,148

Provision (benefit) for income taxes                                       (93)             282              (18)             489
Minority interest                                                          (10)              33              (27)              48
Equity earnings (losses) from unconsolidated companies                      45              (15)             129              (40)
                                                                     ---------        ---------        ---------        ---------
Income (loss) from continuing operations                                  (199)             447             (330)             571
                                                                     ---------        ---------        ---------        ---------

Discontinued Tropicana Operations:
Income (loss) from discontinued operations (net
  of taxes of $0 in 1999 and $11 and $49 for the quarter and
  nine months ended March 31, 1998, respectively)                            -               14               (3)              51
Gain on sale of discontinued operations (net of taxes of $373)               -                -            1,072                -
                                                                     ---------        ---------        ---------        ---------
                                                                             -               14            1,069               51
                                                                     ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                                         (199)             461              739              622

Retained earnings at beginning of period                                 9,091            7,597            8,268            8,259
Dividends paid                                                             (66)             (57)            (181)            (173)
Shares purchased and retired                                                 -                -                -             (707)
                                                                     ---------        ---------        ---------        ---------
Retained earnings at end of period                                   $   8,826        $   8,001        $   8,826        $   8,001
                                                                     =========        =========        =========        =========

Basic earnings (loss) per share                                      $   (0.50)       $    1.34        $    2.00        $    1.77
                                                                     =========        =========        =========        =========
Diluted earnings (loss) per share                                    $   (0.50)       $    1.32        $    2.00        $    1.76
                                                                     =========        =========        =========        =========

Dividends paid per share                                             $   0.165        $   0.165        $   0.495        $   0.495
                                                                     =========        =========        =========        =========

Weighted average shares outstanding (thousands)                        399,427          345,372          368,827          350,967
Dilutive potential common shares (thousands)                                 -            3,502                -            3,232
                                                                     ---------        ---------        ---------        ---------
Adjusted weighted average shares outstanding (thousands)               399,427          348,874          368,827          354,199
                                                                     =========        =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                                    MARCH 31,       JUNE 30,
                                                                                      1999            1998
                                                                                    --------        --------
ASSETS
Current Assets
  Cash and short-term investments at cost                                           $    970        $  1,174
  Receivables, net                                                                     3,060           2,155
  Inventories                                                                          2,700           2,555
  Film costs, net of amortization                                                        332             175
  Deferred income taxes                                                                  785             282
  Prepaid expenses and other current assets                                              939             630
                                                                                    --------        --------
    TOTAL CURRENT ASSETS                                                               8,786           6,971
                                                                                    --------        --------

Common stock of DuPont                                                                   955           1,228
Common stock of USAi                                                                     440             306
Film costs, net of amortization                                                        1,357           1,272
Artists' contracts, advances and other entertainment assets                            3,336             761
Property, plant and equipment, net                                                     3,109           2,733
Investments in unconsolidated companies                                                4,026           3,437
Goodwill and other intangibles                                                        12,666           3,076
Deferred charges and other assets                                                        884             661
Net assets held for sale and discontinued operations                                     140           1,734
                                                                                    --------        --------
                                                                                    $ 35,699        $ 22,179
                                                                                    ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and indebtedness payable within one year                    $  2,347        $  1,653
  Accrued royalties and participations                                                 2,189             702
  Payables and accrued liabilities                                                     4,021           2,068
  Income and other taxes                                                                 239             286
                                                                                    --------        --------
    TOTAL CURRENT LIABILITIES                                                          8,796           4,709

Long-term indebtedness                                                                 7,073           2,225
Accrued royalties and participations                                                     599             421
Deferred income taxes                                                                  3,434           2,598
Other credits                                                                          1,862             995
Minority interest                                                                      1,878           1,915
                                                                                    --------        --------
     TOTAL LIABILITIES                                                                23,642          12,863
                                                                                    --------        --------
Shareholders' Equity
  Shares without par value (401,796,298 and 347,132,224 shares, respectively)          3,090             848
  Cumulative currency translation adjustments                                           (430)           (499)
  Cumulative gain on equity securities, net of tax                                       571             699
  Retained earnings                                                                    8,826           8,268
                                                                                    --------        --------
    TOTAL SHAREHOLDERS' EQUITY                                                        12,057           9,316
                                                                                    --------        --------
                                                                                    $ 35,699        $ 22,179
                                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)

                                                                                                   NINE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                               1999           1998
                                                                                             -------        -------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                                     $  (330)       $   571
                                                                                             -------        -------
Adjustments to reconcile income from continuing operations to net cash provided
  Depreciation and amortization of assets                                                        348            215
  Amortization of goodwill                                                                       158            106
  Gain on sale of Time Warner shares, before tax                                                   -           (433)
  Gain on USAi transaction, before tax                                                             -           (360)
  Minority interest in income (loss) of subsidiaries                                             (27)            48
  Equity earnings from unconsolidated companies (greater) less than dividends received           (57)            89
  Deferred income taxes                                                                           35            (21)
  Sundry                                                                                          36           (100)
  Changes in assets and liabilities, net of effect of acquisitions and dispositions:
    Receivables                                                                                  979           (149)
    Inventories                                                                                 (104)           (31)
    Film costs, net of amortization                                                              (50)             9
    Prepaid expenses and other current assets                                                     31            (69)
    Artists' contracts, advances and other entertainment assets                                  114           (106)
    Payables and accrued liabilities                                                             127           (327)
    Income and other taxes                                                                      (464)           406
    Other credits                                                                               (409)           170
                                                                                             -------        -------
                                                                                                 717           (553)
                                                                                             -------        -------

Net cash provided by operating activities                                                        387             18
                                                                                             -------        -------

INVESTING ACTIVITIES
Proceeds from sale of Tropicana                                                                3,288              -
Acquisition of PolyGram                                                                       (8,607)             -
Capital expenditures                                                                            (314)          (257)
Investment in USANi LLC                                                                         (231)             -
Acquisition of 50% interest in USA Networks                                                        -         (1,700)
Proceeds from USAi transaction                                                                                1,332
Proceeds from the sale of Time Warner shares                                                                    958
Sundry investments                                                                               194              6
                                                                                             -------        -------
Net cash (used for) provided by investing activities                                          (5,670)           339
                                                                                             -------        -------

FINANCING ACTIVITIES
Dividends paid                                                                                  (181)          (173)
Issuance of shares upon exercise of stock options and conversion of LYONs                        243             51
Shares purchased and retired                                                                       -           (753)
Increase in long-term indebtedness                                                             4,845              5
Decrease in long-term indebtedness                                                              (226)           (12)
Increase in short-term borrowings and indebtedness payable within one year                       401          1,353
                                                                                             -------        -------
Net cash provided by  financing activities                                                     5,082            471
                                                                                             -------        -------
NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS                                           (201)           828
NET CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                                           (3)           114
                                                                                             -------        -------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                   $  (204)       $   942
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


2.  Sale of Discontinued Tropicana Operations

Discontinued Tropicana Operations is comprised of the business of Tropicana Products, Inc. and the Company's global fruit juice business ("Tropicana"). On August 25, 1998, the Company completed the sale of Tropicana for $3,288 million in cash, resulting in a pretax gain of $1,445 million ($1,072 million after tax) reflected as Discontinued Tropicana Operations on the consolidated statement of income and retained earnings. The operating results of Tropicana through August 25, 1998 are also included as Discontinued Tropicana Operations. Proceeds from the sale were used to partially fund the acquisition of PolyGram N.V. ("PolyGram") described in Note 3.


3.  Acquisition of PolyGram

In December 1998, the Company acquired 99.5% of the outstanding shares of PolyGram, a global entertainment company, for approximately $8.6 billion in cash and approximately 47.9 million common shares of the Company (approximately 12% of the Company's outstanding common shares after the transaction). Substantially all of the common shares were issued to Koninklijke Philips Electronics N.V., which had owned 75% of the PolyGram shares. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of the acquisition of PolyGram are included with the results of the Company from the date of acquisition on December 10, 1998. The Company performed a preliminary purchase price study related to its acquisition of PolyGram in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed, based on fair values at the acquisition date. As a result of the study, approximately $2.8 billion of the purchase price was recorded as artists contracts, catalogs and music publishing assets and $9.7 billion was recorded as goodwill and other intangibles, which are being amortized over periods of fourteen to forty years.

As part of the reorganization of PolyGram, certain subsidiaries of PolyGram were transferred to affiliates of the Company for fair market value. Matsushita Electric Industrial Co., Ltd. ("Matsushita"), the indirect minority shareholder in Universal Studios Holding I Corp. ("Universal Holding"), an entity which indirectly owns Universal Studios, Inc. ("Universal"), declined to contribute additional capital in connection with the acquisition of PolyGram and the reorganization. As a result, the Company's ownership of Universal Holding has increased from approximately 84% to approximately 91.9%. The shares of PolyGram are currently held by Centenary Holding N.V., an entity in which the Company has an indirect approximate 91.9% ownership interest with the remaining approximate 8.1% interest owned indirectly by Matsushita.

The unaudited condensed pro forma results of operations data presented below assume the PolyGram acquisition, the sale of Tropicana and the USA Transactions (described below), occurred at the beginning of the earliest period presented. The "USA Transactions" are (1) the acquisition on October 21, 1997 of an incremental 50% interest in the USA Networks partnership for $1.7 billion and
(2) the sale on February 12, 1998 of a 50% interest in USA Networks to USA Networks, Inc. ("USAi") and the contribution of the remaining 50% interest in USA Networks, the majority of the television assets of Universal and 50% of the international operations of USA Networks to USANi LLC in a transaction in which Universal received a 10.7% interest in USAi and a 45.8 % exchangeable interest in USANi LLC, each as of the transaction date.

These pro forma results of operations were prepared based upon the historical consolidated statement of operations of the Company and of PolyGram for the nine months ended March 31, 1999 and 1998, adjusted to reflect purchase accounting. The unaudited pro forma information is not necessarily indicative of the combined results of operations of the Company and PolyGram that would have resulted if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

Pro Forma Income Statement Data
(millions, except per share amounts)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                             1999         1998
                                                           --------     --------
Revenues                                                   $ 11,821     $ 11,343

Net (loss) income                                          $   (155)    $    302


EARNINGS (LOSS) PER SHARE:
Basic                                                      $  (0.39)    $   0.76
Diluted                                                    $  (0.39)    $   0.75


4.  Restructuring Charge

In connection with management's plan to rationalize its entertainment operations after the acquisition of PolyGram, the Company recorded a restructuring charge in the second quarter of $405 million ($265 million after-tax). The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and includes severance, rationalization of facilities and labels, termination of artists and distribution contracts and costs related to exiting film production arrangements and properties in development. Music operations account for the majority of the charge.

The components of the $405 million charge are $126 million for severance and other employee related costs, $128 million for facility rationalization and $151 million of contract termination and other costs. The severance and other employee related costs provide for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facility rationalization costs provide for domestic and international lease terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations are comprised primarily of artist contracts, distribution contracts, story property commitments and term deals. The cash and noncash elements of the restructuring charge approximate $318 million and $87 million, respectively. As of March 31, 1999, cash payments of approximately $47 million have been made against the charge and approximately $11 million of noncash elements utilized. The Company anticipates that severance activity, facility rationalization and contract termination activities will be substantially completed by December 31, 1999.

5.  Investment in DuPont and USAi

At March 31, 1999, the Company owned 16.4 million shares of the outstanding common stock of E. I. du Pont de Nemours and Company ("DuPont"). The Company accounts for the investment at market value. The underlying historical book value of the DuPont shares is $187 million.

At March 31, 1999, the Company also owned 8.5 million shares of the outstanding common stock of USAi . The investment, which the Company accounts for at market value ($304 million at March 31, 1999), has an underlying cost of $187 million. At March 31, 1999, the Company owned 6.7 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.

6.  Comprehensive Income

Comprehensive income for the nine months ended March 31, 1999 was $680 million comprised of net income of $739 million, foreign currency translation adjustments of $69 million and unrealized holding losses on equity securities of ($128 million) (net of a tax benefit of $64 million). Comprehensive income for the nine months ended March 31, 1998 was $675 million comprised of net income of $622 million, foreign currency translation adjustments of ($88 million) and unrealized holding gains on equity securities of $141 million (net of a tax benefit of $179 million).

7.  Supplementary Financial Statement Information

                                                        MARCH 31,   JUNE 30,
                                                           1999       1998
                                                        ---------   --------
                                                             (millions)
INVENTORIES

Beverages                                                 $ 2,249    $ 2,239
Materials, supplies and other                                 451        316
                                                          -------    -------
                                                          $ 2,700    $ 2,555
                                                          =======    =======

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost                    $ 4,425    $ 3,911
Accumulated depreciation                                   (1,316)    (1,178)
                                                          -------    -------
                                                          $ 3,109    $ 2,733
                                                          =======    =======

                                                                QUARTER         NINE MONTHS
                                                             ENDED MARCH 31,   ENDED MARCH 31
                                                             1999       1998   1999      1998
                                                             ----       ----   ----      ----
                                                                         (millions)
EXCISE TAXES (included in revenues and cost of revenues)     $183       $ 139  $648      $539
                                                             ----       -----  ----      ----

8.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. ("JES"), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes ("LYONs"), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (297,256 shares at March 31, 1999). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 6.250% Senior Notes due 2001, 6.400% Senior Notes due 2003, 6.625% Senior Notes due 2005, 8 3/8% Debentures due February 15, 2007, 7% Debentures due April 15, 2008, 6.800% Senior Notes due 2008, 8 7/8% Debentures due September 15, 2011, 9.65% Debentures due August 15, 2018, 7.500% Senior Debentures due 2018, 9% Debentures due August 15, 2021, 7.600% Senior Debentures due 2028 and 8.000% Quarterly Income Debt Securities due 2038 ("QUIDS"). On April 14, 1999, JES issued $250 million of 5.79% Senior Notes due 2001 which are also guaranteed by the Company.

With the exception of the summarized financial information for JES and its subsidiaries presented below, the Company has not presented separate financial statements and other disclosures related to JES because management has determined that such information is not material to holders of JES debt securities.

Summarized financial information for JES and its subsidiaries follows:

                                              QUARTER           NINE MONTHS
                                           ENDED MARCH 31,     ENDED MARCH 31
                                           1999       1998     1999      1998
                                           ----       ----     ----      ----
                                                       (millions)
    Revenues                               $496       $464    $1,679    $1,595
    Cost of revenues                       $304       $301    $1,047    $1,010
    Income from continuing operations      $(45)      $(13)   $   13    $   39
    Discontinued Tropicana operations         -       $ (2)        -    $  (18)
    Net income                             $(45)      $(15)   $   13    $   21

Consolidated Balance Sheet information for JES follows:

                                           MARCH 31,         JUNE 30,
                                             1999              1998
                                           --------          --------
                                                   (millions)
    Current assets                         $  1,680          $  1,821
    Noncurrent assets                        17,680            12,201
                                           --------          --------
                                           $ 19,360          $ 14,022
                                           ========          ========

    Current liabilities                    $  1,643          $    843
    Noncurrent liabilities                    8,644             3,922
    Shareholder's equity                      9,073             9,257
                                           --------          --------
                                           $ 19,360          $ 14,022
                                           ========          ========

9.  Earnings Per Share and Common Shares

At March 31, 1999, there were 37,550,310 common shares potentially issuable upon the conversion of the LYONs described in Note 8 and the exercise of outstanding employee stock options. The dilutive effect on the Company's earnings per share from the assumed issuance of these shares is reflected in Diluted earnings
(loss) per share on the income statement.

In the nine months ended March 31, 1999, the Company issued 6,759,929 common shares upon the exercise of employee stock options, deferred compensation and the conversion of LYONs and issued 47,904,145 common shares in partial payment of the acquisition of PolyGram described in Note 3.

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

The discussion will also include supplemental information concerning the Company's proportionate share of the results of unconsolidated companies reported as "Equity earnings from unconsolidated companies". When this information is combined with the results from consolidated companies, the total results are equivalent to the discussion of supplemental data regarding attributed revenues and attributed earnings before interest, taxes, depreciation and amortization presented in the Form 10-K. The Company believes this non-GAAP financial information regarding its unconsolidated companies provides additional information for understanding the underlying business results.

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

                            THE SEAGRAM COMPANY LTD.
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                               1999           1998           1999           1998
                                                             -------        -------        -------        -------
Revenues
   Entertainment
       Music                                                 $ 1,262        $   327        $ 2,409        $ 1,096
       Filmed Entertainment                                      786            665          2,141          2,333
       Recreation & Other                                        188            140            618            544
                                                             -------        -------        -------        -------
   Entertainment                                               2,236          1,132          5,168          3,973
   Spirits & Wine                                                979            859          3,621          3,399
                                                             -------        -------        -------        -------

Total Revenues                                               $ 3,215        $ 1,991        $ 8,789        $ 7,372
                                                             =======        =======        =======        =======

Operating Income (Loss)
   Entertainment
         Music                                               $   (87)       $   (19)       $   (80)       $   (23)
         Filmed Entertainment                                   (115)            42           (119)           217
         Recreation & Other                                        2             (8)            31             29
                                                             -------        -------        -------        -------
   Entertainment                                                (200)            15           (168)           223
   Spirits & Wine                                                 69             52            438            374
   Restructuring Charge - Entertainment                            -              -           (405)             -
   Corporate                                                     (32)           (20)           (68)           (59)
                                                             -------        -------        -------        -------
Total Operating Income (Loss)                                   (163)            47           (203)           538
Interest, Net & Other                                            184             63            301            183
Gain on sale of Time Warner shares                                 -            433              -            433
Gain on USAi Transaction                                           -            360              -            360
Provision (benefit) for Income Taxes                             (93)           282            (18)           489
Minority Interest                                                (10)            33            (27)            48
Equity Earnings (Losses) from Unconsolidated Companies            45            (15)           129            (40)
                                                             -------        -------        -------        -------
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                (199)           447           (330)           571
Income (loss) from Discontinued Operations                         -             14             (3)            51
Gain on Sale of Discontinued Operations                            -              -          1,072              -
                                                             -------        -------        -------        -------
NET INCOME (LOSS)                                            $  (199)       $   461        $   739        $   622
                                                             =======        =======        =======        =======

EARNINGS PER SHARE - Basic
      Income (loss) from Continuing Operations               $ (0.50)       $  1.30        $ (0.90)       $  1.63
      Income (loss) from Discontinued Operations                   -           0.04          (0.01)          0.14
      Gain on sale of Discontinued Operations                      -              -           2.91              -
                                                             -------        -------        -------        -------
                                                             $ (0.50)       $  1.34        $  2.00        $  1.77
                                                             =======        =======        =======        =======
EARNINGS PER SHARE - Diluted
      Income (loss) from Continuing Operations               $ (0.50)       $  1.28        $ (0.90)       $  1.62
      Income (loss) from Discontinued Operations                   -           0.04          (0.01)          0.14
      Gain on sale of Discontinued Operations                      -              -           2.91              -
                                                             -------        -------        -------        -------
                                                             $ (0.50)       $  1.32        $  2.00        $  1.76
                                                             =======        =======        =======        =======

Net cash provided by operating activities                    $   176        $    72        $   387        $    18
Net cash provided by (used for) investing activities         $   204        $ 2,243        $(5,670)       $   339
Net cash (used for) provided by financing activities         $  (614)       $(1,257)       $ 5,082        $   471

                            THE SEAGRAM COMPANY LTD.
                                    PRO FORMA
                       (US$ IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                      1999            1998            1999            1998
                                                    --------        --------        --------        --------
                                                    (Actual)      (Pro Forma)     (Pro Forma)     (Pro Forma)
Revenues
   Entertainment
       Music                                        $  1,262        $  1,214        $  4,994        $  4,661
       Filmed Entertainment                              786             777           2,588           2,739
       Recreation & Other                                188             140             618             544
                                                    --------        --------        --------        --------
   Entertainment                                       2,236           2,131           8,200           7,944
   Spirits & Wine                                        979             859           3,621           3,399
                                                    --------        --------        --------        --------

Total Revenues                                      $  3,215        $  2,990        $ 11,821        $ 11,343
                                                    ========        ========        ========        ========

Operating Income (Loss)
   Entertainment
         Music                                      $    (87)       $   (118)       $    121        $    (32)
         Filmed Entertainment                           (115)            (15)           (194)             71
         Recreation & Other                                2              (8)             31              29
                                                    --------        --------        --------        --------
   Entertainment                                        (200)           (141)            (42)             68
   Spirits & Wine                                         69              52             438             374
      Corporate                                          (32)            (20)            (68)            (59)
                                                    --------        --------        --------        --------
Total Operating Income (Loss)                           (163)           (109)            328             383
Interest, Net & Other                                    184             155             526             457
Gain on sale of Time Warner shares                         -             433               -             433
Gain on USAi transaction                                   -             360               -             360
Provision for Income Taxes                               (93)            214              76             399
Minority Interest                                        (10)             24               3              22
Equity Earnings (losses) from Unconsolidated
  Companies                                               45             (15)            122               4
                                                    --------        --------        --------        --------
NET INCOME (LOSS)                                   $   (199)       $    276        $   (155)       $    302
                                                    ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE - Basic                   $  (0.50)       $   0.70        $  (0.39)       $   0.76

EARNINGS (LOSS) PER SHARE - Diluted                 $  (0.50)       $   0.70        $  (0.39)       $   0.75

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                            REVENUES
                                       -------------------------------------------------
                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                             MARCH 31,                   MARCH 31,
                                       ---------------------       ---------------------
                                         1999          1998          1999          1998
                                       -------       -------       -------       -------
Entertainment
     Music
        Consolidated Companies         $ 1,262       $   327       $ 2,409       $ 1,096
        Unconsolidated Companies             7             7            49            56
                                       -------       -------       -------       -------
        Total                            1,269           334         2,458         1,152
     Filmed Entertainment
        Consolidated Companies             786           665         2,141         2,333
        Unconsolidated Companies           416           337         1,287           775
                                       -------       -------       -------       -------
        Total                            1,202         1,002         3,428         3,108
     Recreation & Other
        Consolidated Companies             188           140           618           544
        Unconsolidated Companies            56            72           192           217
                                       -------       -------       -------       -------
        Total                              244           212           810           761
Entertainment
        Consolidated Companies           2,236         1,132         5,168         3,973
        Unconsolidated Companies           479           416         1,528         1,048
                                       -------       -------       -------       -------
        TOTAL ENTERTAINMENT              2,715         1,548         6,696         5,021
                                       -------       -------       -------       -------
Spirits & Wine
        Consolidated Companies             979           859         3,621         3,399
        Unconsolidated Companies            35            31           115           175
                                       -------       -------       -------       -------
        TOTAL SPIRITS & WINE             1,014           890         3,736         3,574
                                       -------       -------       -------       -------

Total Company
        Consolidated Companies           3,215         1,991         8,789         7,372
        Unconsolidated Companies           514           447         1,643         1,223
                                       -------       -------       -------       -------
        TOTAL                          $ 3,729       $ 2,438       $10,432       $ 8,595
                                       =======       =======       =======       =======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                (US$ IN MILLIONS)
                                   (UNAUDITED)


                                                                             EBITDA
                                                      ----------------------------------------------------
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                      ----------------------        ----------------------
                                                        1999           1998           1999           1998
                                                      -------        -------        -------        -------
Entertainment
     Music
        Consolidated Companies                        $   106        $    12        $   208        $    72
        Unconsolidated Companies                           (1)             0              4              5
                                                      -------        -------        -------        -------
        Total                                             105             12            212             77
     Filmed Entertainment
        Consolidated Companies                            (97)            64            (67)           293
        Unconsolidated Companies                           93             51            278             93
                                                      -------        -------        -------        -------
        Total                                              (4)           115            211            386
     Recreation & Other
        Consolidated Companies                             22             10             92             83
        Unconsolidated Companies                           13             12             62             41
                                                      -------        -------        -------        -------
        Total                                              35             22            154            124
Entertainment
        Consolidated Companies                             31             86            233            448
        Unconsolidated Companies                          105             63            344            139
                                                      -------        -------        -------        -------
        TOTAL ENTERTAINMENT                               136            149            577            587
                                                      -------        -------        -------        -------
Spirits & Wine
        Consolidated Companies                            104             83            536            525
        Unconsolidated Companies                            0              0              5              2
        Charge for Asia                                     -              -              -            (60)
                                                      -------        -------        -------        -------
        TOTAL SPIRITS & WINE                              104             83            541            467
                                                      -------        -------        -------        -------

Total Company
        Consolidated Companies                            135            169            769            973
        Unconsolidated Companies                          105             63            349            141
        Charge for Asia                                     -              -              -            (60)
                                                      -------        -------        -------        -------
        TOTAL                                             240            232          1,118          1,054

Unconsolidated Companies Adjustment                      (105)           (63)          (349)          (141)
Depreciation Expense                                      (82)           (59)          (212)          (174)
Amortization of Intangibles & Step-Up of Assets          (186)           (44)          (294)          (147)
Restructuring Charge - Entertainment                        -              -           (405)             -
Corporate Expenses                                        (30)           (19)           (61)           (54)
                                                      -------        -------        -------        -------

Operating Income (Loss)                               $  (163)       $    47        $  (203)       $   538
                                                      =======        =======        =======        =======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                    PRO FORMA
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                            REVENUES
                                       --------------------------------------------------
                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                              MARCH 31,                   MARCH 31,
                                       ---------------------       ---------------------
                                         1999          1998          1999          1998
                                       -------       -------       -------       -------
                                       (Actual)    (Pro Forma)   (Pro Forma)   (Pro Forma)
Entertainment
     Music
        Consolidated Companies         $ 1,262       $ 1,214       $ 4,994       $ 4,661
        Unconsolidated Companies             7             7            49            56
                                       -------       -------       -------       -------
        Total                            1,269         1,221         5,043         4,717
     Filmed Entertainment
        Consolidated Companies             786           777         2,588         2,739
        Unconsolidated Companies           416           396         1,287         1,134
                                       -------       -------       -------       -------
        Total                            1,202         1,173         3,875         3,873
     Recreation & Other
        Consolidated Companies             188           140           618           544
        Unconsolidated Companies            56            72           192           217
                                       -------       -------       -------       -------
        Total                              244           212           810           761
Entertainment
        Consolidated Companies           2,236         2,131         8,200         7,944
        Unconsolidated Companies           479           475         1,528         1,407
                                       -------       -------       -------       -------
        TOTAL ENTERTAINMENT              2,715         2,606         9,728         9,351
                                       -------       -------       -------       -------
Spirits & Wine
        Consolidated Companies             979           859         3,621         3,399
        Unconsolidated Companies            35            31           115           175
                                       -------       -------       -------       -------
        TOTAL SPIRITS & WINE             1,014           890         3,736         3,574
                                       -------       -------       -------       -------

Total Company
        Consolidated Companies           3,215         2,990        11,821        11,343
        Unconsolidated Companies           514           506         1,643         1,582
                                       -------       -------       -------       -------
        TOTAL                          $ 3,729       $ 3,496       $13,464       $12,925
                                       =======       =======       =======       =======

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                    PRO FORMA
                                (US$ IN MILLIONS)
                                   (UNAUDITED)

                                                                          EBITDA
                                                   ----------------------------------------------------
                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          MARCH 31,                     MARCH 31,
                                                   ----------------------        ----------------------
                                                     1999           1998           1999           1998
                                                   -------        -------        -------        -------
                                                   (Actual)     (Pro Forma)    (Pro Forma)    (Pro Forma)
Entertainment
     Music
        Consolidated Companies                     $   106        $    85        $   722        $   593
        Unconsolidated Companies                        (1)             0              4              5
                                                   -------        -------        -------        -------
        Total                                          105             85            726            598
     Filmed Entertainment
        Consolidated Companies                         (97)             3           (131)           133
        Unconsolidated Companies                        93             77            278            199
                                                   -------        -------        -------        -------
        Total                                           (4)            80            147            332
     Recreation & Other
        Consolidated Companies                          22             10             92             83
        Unconsolidated Companies                        13             12             62             41
                                                   -------        -------        -------        -------
        Total                                           35             22            154            124
Entertainment
        Consolidated Companies                          31             98            683            809
        Unconsolidated Companies                       105             89            344            245
                                                   -------        -------        -------        -------
        TOTAL ENTERTAINMENT                            136            187          1,027          1,054
                                                   -------        -------        -------        -------
Spirits & Wine
        Consolidated Companies                         104             83            536            525
        Unconsolidated Companies                         0              0              5              2
        Charge for Asia                                  -              -              -            (60)
                                                   -------        -------        -------        -------
        TOTAL SPIRITS & WINE                           104             83            541            467
                                                   -------        -------        -------        -------

Total Company
        Consolidated Companies                         135            181          1,219          1,334
        Unconsolidated Companies                       105             89            349            247
        Charge for Asia                                  -              -              -            (60)
                                                   -------        -------        -------        -------
        TOTAL                                          240            270          1,568          1,521


Unconsolidated Companies Adjustment                   (105)           (89)          (349)          (247)
Depreciation Expense                                   (82)           (76)          (238)          (228)
Amortization of Goodwill & Step-Up of Assets          (186)          (195)          (592)          (609)
Corporate Expenses                                     (30)           (19)           (61)           (54)
                                                   -------        -------        -------        -------

Operating Income                                   $  (163)       $  (109)       $   328        $   383
                                                   =======        =======        =======        =======


The results for the third quarter and nine months ended March 31, 1999 include PolyGram results for the period from its acquisition by the Company on December 10, 1998. The following discussion will also address the results of the underlying businesses on a pro forma basis for the nine months ended March 31, 1999 and the comparative three and nine month periods ended March 31, 1998, as if the PolyGram acquisition and the USA Transactions had occurred at July 1, 1997.

During the quarter, music, recreation and other, and spirits and wine all showed improvements which were offset by the disappointing performance of the filmed entertainment business. Overall, revenues increased 61 percent in the quarter and 19 percent in the nine months primarily due to the PolyGram acquisition and to improved spirits and wine results. An operating loss of $163 million was incurred in the quarter and a loss of $203 million in the nine months. The nine months results include a $405 million pre-tax restructuring charge associated with the integration of PolyGram into the existing music and film operations. The restructuring charge is discussed in detail below. Operating income of $538 million in the nine months of the prior year included a $60 million charge for Asia Pacific spirits and wine operations. Excluding the charges, operating income declined 66 percent in the nine months. The decrease reflects higher amortization and depreciation expense associated with the PolyGram acquisition and the disappointing box office release of several motion pictures during the period.

EBITDA from consolidated and unconsolidated companies for the quarter increased three percent to $240 million on total revenues from consolidated and unconsolidated companies of $3.7 billion. For the nine months the EBITDA increase was six percent to $1,118 million on total revenues of $10.4 billion. Excluding the $60 million charge for Asia Pacific spirits and wine operations from last year's results, EBITDA from consolidated and unconsolidated companies was essentially flat for the nine months.

Revenues increased eight percent in the quarter to $3.2 billion compared with the prior year pro forma revenues. On a pro forma basis revenues increased four percent in the nine months to $11.8 billion. Operating income for the quarter was a loss of $163 million compared to a pro forma loss of $109 million in the prior period and pro forma income of $328 million for the nine months versus $383 million in the prior year period. EBITDA for the quarter was $135 million compared to pro forma EBITDA of $181 million in the prior year quarter. For the nine months, pro forma EBITDA decreased four percent. Excluding the $60 million charge for Asia Pacific spirits and wine operations in the prior year, pro forma EBITDA declined ninepercent. The decline in pro forma operating income and EBITDA in the nine month period is primarily due to the poor performance of the filmed entertainment business which more than offset improvements in all other businesses.

Restructuring Charge

In connection with management's plan to rationalize its entertainment operations after the acquisition of PolyGram, the Company recorded a restructuring charge in the second quarter of $405 million ($244 million after taxes of $140 million and minority interest of $21 million). The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and includes severance, rationalization of facilities and labels, termination of artists' and distribution contracts and costs related to exiting film production arrangements and properties in development. Music operations account for the majority of the charge. The discussions of EBITDA and pro forma results described throughout this management's discussion and analysis exclude this restructuring charge.

The components of the $405 million charge are $126 million for severance and other employee related costs, $128 million for facility rationalization and $151 million of contract termination and other costs. The severance and other employee related costs provide for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facility rationalization costs provide for domestic and international lease terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations are comprised primarily of artist contracts, distribution contracts, story property commitments and term deals. The cash and noncash elements of the restructuring charge approximate $318 million and $87 million, respectively. As of March 31, 1999, cash payments of approximately $47 million have been made against the charge and approximately $11 million of noncash elements utilized. The Company anticipates that severance activity, facility rationalization and contract termination activities will be substantially completed by December 31, 1999.

Entertainment

The entertainment segment contributed $2.2 billion to revenues in the quarter, essentially double the prior year period and $5.2 billion in the nine months, an increase of 30 percent over the prior year. The increase was primarily due to the acquisition of PolyGram, partially offset by lower filmed entertainment revenues for the nine months. An operating loss of $200 million was incurred in the quarter compared to income of $15 million in the prior year and a loss of $168 million for the nine months versus income of $223 million in the prior year period. The decline in operating income was primarily due to increased amortization and depreciation expense resulting from the PolyGram acquisition and disappointing motion picture results. The prior year consolidated results include USA Networks from October 21, 1997 until February 12, 1998, during which time the Company's interest was 100 percent. In the current year, subsequent to the USA Transactions, the Company's interest is approximately 50 percent of USANi LLC, and the results are included in equity earnings in unconsolidated companies. Equity in earnings from unconsolidated entertainment companies increased to $46 million in the quarter and $129 million in the nine months versus losses last year of $13 million for the quarter and $37 million for the nine months. The increase in equity earnings reflects the improved operating results in the businesses of USANi LLC and the impact of the USA Transactions. In addition, the Company benefited from improved operating results at Loews Cineplex Entertainment Corporation ("Loews Cineplex") in the nine-month period year as compared to Cineplex Odeon Corporation (owned in the prior year).

Revenues increased five percent in the quarter to $2.2 billion compared with the prior year pro forma revenues. Pro forma revenues increased three percent in the nine months to $8.2 billion. Operating income for the quarter was a loss of $200 million compared to a pro forma loss of $141 million in the prior period and a pro forma loss of $42 million for the nine months versus pro forma income of $68 million in the prior year period.


Music

Consolidated Operations

On an actual basis, revenues more than tripled in the third quarter and more than doubled in the nine months. An operating loss of $87 million was incurred in the quarter compared to a loss of $19 million in the prior period and a loss of $80 million for the nine months versus a loss of $23 million in the prior year period. EBITDA increased in the quarter from $12 million in the prior year to $106 million in the current year and almost tripled on a nine-month basis. The significant increases in revenues and EBITDA are largely due to the impact of owning PolyGram from its acquisition on December 10, 1998. The decline in operating income is primarily due to higher amortization and depreciation expense resulting from the PolyGram acquisition.

On a pro forma basis Universal Music Group had a strong quarter. Revenues increased four percent to $1.26 billion in the quarter and seven percent in the nine months primarily due to improved sales of higher priced units. In the quarter revenues were driven by solid performances from Andrea Bocelli, DMX, Jay-Z, George Strait and Shania Twain. Operating income improved in the quarter from a pro forma loss of $118 million in the prior year to an actual loss of $87 million in the current year, and on a nine-month pro forma basis from a loss of $32 million last year to income of $121 million in the current year. EBITDA increased 25 percent in the quarter and 22 percent in the nine months. These improvements reflect progress in integrating PolyGram and Universal Music and eliminating costs. The third quarter integration cost savings were largely offset by substantial technology related expenses. In the fourth quarter, scheduled releases include new albums from Jimmy Buffet, The Cranberries, K-Ci & JoJo, Limp Bizket and Texas.

Unconsolidated Operations

The equity in earnings from unconsolidated companies was a loss of $1 million for the quarter and income of $4 million for the nine months, which is flat versus the prior year. Unconsolidated companies include Universal Concerts Canada and Universal/PACE Amphitheaters Group, L.P., which are both concert joint ventures and are immaterial to the Universal Music Group. In April 1999, the Universal Music Group announced an Internet alliance with BMG Entertainment, consisting of on-line music channels and an e-commerce site, getmusic.com. This joint venture is expected to position Universal as a leader in shaping the music industry on the Internet.


Filmed Entertainment

Consolidated Operations

Filmed Entertainment revenues increased 18 percent in the quarter but declined eight percent in the nine months. Operating income decreased in the quarter from income of $42 million in the prior year to a loss of $115 million in the current year and on a nine-month basis from income of $217 million in the prior year to a loss of $119 million in the current year. The prior year nine-month results included operating income of $76 million for USA Networks from October 21, 1997 until February 12, 1998. In the current year the contribution of USANi LLC is included in equity from unconsolidated companies, not in consolidated operations. The Motion Picture Group results declined because of the disappointing box office performance of current year releases (primarily Virus, edTV, Meet Joe Black and Babe: Pig in the City) and difficult comparisons with last year's results which benefited from the carryover of a number of films including Liar, Liar and The Lost World: Jurassic Park. International Television and Library results declined year-on-year due to start-up costs relating to the new international channels and lower television library sales. EBITDA from consolidated companies declined from $64 million in the prior year to a loss of $97 million in the quarter and on a nine-month basis from $293 million in the prior year to a loss of $67 million in the current year. The prior year results included $97 million of EBITDA related to USA Networks, which was consolidated from October 21, 1997 until February 12, 1998. There is no contribution from USA Networks in consolidated EBITDA in the current year.

On a pro forma basis, Filmed Entertainment includes the results of PolyGram Filmed Entertainment in the Motion Picture Group and the prior year results reflect the USA Transactions as though they had both occurred at July 1, 1997. Revenues increased one percent in the quarter to $786 million as compared with the pro forma results of the prior period, but declined six percent in the nine months to $2.6 billion. The EBITDA loss for the quarter was $97 million compared to pro forma income of $3 million in the prior year quarter and a pro forma loss of $131 million for the current year nine months versus pro forma income of $133 million in the prior year. Operating income decreased in the quarter from a pro forma loss of $15 million in the prior year to an actual loss of $115 million in the current year and on a nine-month basis from pro forma income of $71 million in the prior year to a pro forma loss of $194 million in the current year.

In the filmed entertainment business, the poor response to edTV materially diminishes the outlook for the fourth quarter and the year. However, with the success of Life and a promising slate for the remainder of the calendar year - including The Mummy, Notting Hill and American Pie - management expects to improve box office performance. Even though improved box office results are expected, a loss is anticipated in the fourth quarter in line with the loss reported for the third quarter, and it will be several quarters before the film business returns to profitability.

Unconsolidated Operations

The equity in earnings from unconsolidated companies increased from $3 million in the third quarter of the prior year to $56 million in the current quarter and from a loss of $26 million for nine months in the prior year to income of $127 million in the current year. Revenues from unconsolidated companies increased 23 percent in the quarter and 66 percent in the nine months while EBITDA increased 82 percent in the quarter and tripled in the nine months. The significant improvement is primarily due to improved operating results in the businesses of USANi LLC combined with the impact of including their results in equity in earnings from unconsolidated companies for all of the current year. In the prior year, the Company owned 100 percent of USA Networks for the period October 21, 1997 until February 12, 1998, during which time the results were included in consolidated operations, not equity in earnings from unconsolidated companies. Additionally, the Company benefited from improved operating results at Loews Cineplex in the nine-month period as compared to Cineplex Odeon Corporation (owned in the prior year). In addition to USANi LLC and Loews Cineplex, the unconsolidated companies principally include, United Cinemas International Multiplex B.V., Cinema International Corporation N.V., Cinema International B.V. and Brillstein-Grey Entertainment.


Recreation and Other

Consolidated Operations

The results for recreation and other improved significantly in the current year, both on a quarterly and a nine-month basis. Revenues increased 34 percent in the quarter and 14 percent in the nine months. Operating income improved in the quarter to $2 million from a loss of $8 million in the prior year and increased seven percent on a nine-month basis to $31 million. EBITDA more than doubled in the quarter to $22 million and increased 11 percent in the nine months. These increases primarily reflect the success of the Crash Bandicoot and Spyro video games and improved sales by Spencer Gifts, partially offset by the weakness of Universal Studios Hollywood. Attendance at the theme park in Hollywood declined one percent for the quarter and 10 percent for the nine months, largely due to the impact of the Asian economic and currency crisis on tourism. Fourth quarter attendance is expected to increase substantially, driven by the opening of Terminator 2:3-D, a virtual adventure ride, in May. Per capita spending at the park was essentially flat year-on-year.

Unconsolidated Operations

Equity in earnings from unconsolidated companies improved in the quarter from a loss of $15 million in the prior year to a loss of $9 million in the current year and on a nine-month basis from a loss of $15 million last year to a loss of $2 million in the current year. Revenues from unconsolidated companies decreased 22 percent in the quarter and 12 percent in the nine months while EBITDA increased eight percent and 51 percent in the quarter and nine months, respectively. The improvement in the year-to-date results is primarily due to a gain recognized by Sega GameWorks L.L.C., on the sale of its game sales operation to Sega in the first quarter. In addition to Sega GameWorks, the unconsolidated companies principally include Universal Studios Florida, Port Aventura and Interplay Entertainment Corp. At Universal Studios Florida, paid attendance increased one percent in the quarter and declined one percent year-to-date, while per capita spending increased two percent in the quarter and one percent year-to-date, principally driven by a higher admission price. Management expects the new Islands of Adventure theme park in Orlando, Florida, and Universal Studios Japan in Osaka to grow the Company's recreation business significantly. Islands of Adventure is scheduled to have its grand opening on Memorial Day weekend, Universal Studios Japan has already begun construction of its infrastructure for its planned opening in summer 2001.


Spirits and Wine

Consolidated Operations

The spirits and wine segment performed strongly in the current quarter compared with the prior year quarter which was severely impacted by market conditions in Asia. Revenues increased 14 percent in the quarter and seven percent in the nine months while operating income increased 33 percent in the quarter and 17 percent in the nine months. Excluding a $60 million charge related to operations in Asia in the prior year, operating income increased one percent in the nine months.

Asia Pacific's revenues more than doubled in the quarter and operating income increased significantly compared to a very weak quarter last year. This resulted primarily from resumed shipments into Greater China this year as well as the impact of acquiring the remaining 50 percent of our affiliate in Korea. For the nine months, Asia Pacific's revenues increased 65 percent and operating income increased 33 percent, as the region continues to recover from the difficult economic conditions experienced there after the first quarter last year. Revenues and operating income in North America were six percent and four percent higher in the quarter and five percent and six percent higher for the nine months, respectively. These improvements reflect higher volumes and pricing, partially offset by increased marketing investment. Europe's revenues increased nine percent in the quarter and five percent in the nine months while operating income decreased 35 percent in the quarter and increased two percent in the nine months. The decline in third quarter operating income was primarily due to Germany where lower volumes and margins on Mumm Sekt combined with higher marketing spending reduced results. Revenues and operating income in Latin America were essentially flat in the third quarter. In the nine months revenues declined two percent and operating income decreased 10 percent. These declines are due to the difficult economic conditions in the region, particularly in Brazil. Operating income for total spirits and wine as a percentage of revenues, increased from 6.1 percent to 7.0 percent in the quarter reflecting the improvement in Asia Pacific where predominantly higher margin products are sold, price increases and cost reductions.

In the nine months ended March 31, 1999, cost of goods sold as a percentage of revenues increased to 53.2 percent from 52.1 percent the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to
34.2 percent from 35.4 percent due to slight reductions in both brand spending and overhead expenses coupled with improved revenues. Total brand spending increased five percent at constant exchange rates in the quarter but declined one percent for nine months. Brand equity spending increased eight percent at constant exchange rates in the quarter and three percent for the nine months.

Spirits and wine case volumes, including unconsolidated companies, increased nine percent in the quarter and two percent in the nine months. Volumes of key brands remain very strong. In the quarter, Captain Morgan volumes increased 19 percent, ABSOLUT VODKA volumes increased 13 percent and Royal Salute case volumes increased 200 percent off a relatively small base, reflecting improved performance in Asia Pacific. Volumes of Crown Royal were flat year-on-year compared with a very strong prior year quarter due to a buy-in prior to an April 1998 price increase. Chivas Regal volumes increased two percent reflecting growth in North America and improvement in Asia Pacific but a decline in Latin America. Martell volumes declined five percent largely due to Europe, which more than offset a modest recovery in Asia.

EBITDA from consolidated companies increased 25 percent in the quarter and 15 percent in the nine months. Excluding the impact of the $60 million charge for Asia Pacific from the prior year results, EBITDA would have increased two percent in the nine months.

Unconsolidated Operations

The equity in earnings of unconsolidated companies was a loss of $1 million in the quarter and breakeven for nine months compared to a loss of $2 million in the prior year quarter and a loss of $3 million in the prior year nine months. Revenues from unconsolidated companies increased by 13 percent in the quarter and declined 34 percent in the nine months. EBITDA, at breakeven was unchanged in the quarter and more than doubled in the nine months. The year-on-year variances are primarily due to the entities that are included in unconsolidated companies. In the current year, they are Kirin-Seagram Limited in Japan and Seagram (Thailand) Limited. In the third quarter and nine months ended March 31, 1998 they also included Doosan Seagram Co., Ltd. in Korea. As a result of an additional investment in Doosan Seagram Co., Ltd. at the end of June 1998, that affiliate's results are now consolidated.


Corporate Expenses and Interest, Net and Other

Corporate expenses were $32 million in the current quarter as compared to $20 million in the prior year and $68 million for nine months compared to $59 million last year. The year-on-year variances are primarily due to increased costs associated with certain stock-based compensation resulting from the change in the market value of the Company's shares during the period. Interest, net and other was $184 million in the current quarter and $63 million in the prior year quarter and $301 million in the current nine months and $183 million in the prior year nine months. The increase reflects the funding of the PolyGram acquisition.


Net Income/(Loss)

A net loss of $199 million, or $0.50 per share (basic and diluted) was incurred in the quarter compared with net income of $447 million or $1.34 per basic share and $1.32 per diluted share in the prior year. In the nine months, which includes the $1.1 billion after-tax gain on the sale of Tropicana, net income was $739 million or $2.00 per share (basic and diluted). Net income from continuing operations, excluding the entertainment restructuring charge, the prior year charge for Asia Pacific spirits and wine operations, the gains on the sale of Time Warner shares and USAi transaction and discontinued Tropicana operations, was a loss of $86 million or $0.23 per share in the nine months compared with income of $153 million or $0.44 per share in the prior year. The net income decline primarily reflects the operating income shortfall and higher interest expense associated with funding the PolyGram acquisition, which are partially offset by higher equity earnings from unconsolidated companies.


Liquidity and Capital Resources

Current assets were $8.8 billion at March 31, 1999 as compared to $7.0 billion at June 30, 1998 due primarily to an increase in net receivables, deferred income taxes and prepaid and other current assets resulting from the consolidation of the PolyGram balance sheet as at March 31, 1999. Current liabilities at March 31, 1999 were $8.8 billion compared to $4.7 billion at June 30, 1998 due primarily to the acquisition of PolyGram. Shareholders' equity was $12.1 billion at March 31, 1999 compared to $9.3 billion at June 30, 1998 primarily due to the $2 billion in shares issued as partial payment for the acquisition of PolyGram. Net debt was $8.5 billion compared to $2.7 billion at June 30, 1998 reflecting an increase in both short and long-term borrowings used primarily to finance the acquisition of PolyGram.

Net cash of $387 million was provided by operating activities in the nine months ended March 31, 1999, an increase of $369 million compared to the prior year period when net cash of $18 million was provided by operating activities. The improvement resulted primarily from the collection of receivables and the timing of payments of accounts payable and accrued liabilities.

Cash used for investing activities was $5.7 billion in the nine months ended March 31, 1999. The $3.3 billion pre-tax proceeds from the Tropicana disposition were more than offset by the use of $8.6 billion for the cash portion of the acquisition of PolyGram, an additional investment in USANi LLC of $231 million and capital expenditures of $314 million. In the prior year, cash provided by investing activities was $339 million, primarily due to the $1.3 billion proceeds from the USAi transaction combined with $958 million proceeds from the sale of Time Warner shares, partially offset by the $1.7 billion acquisition of the remaining 50 percent of USA Networks.

Financing activities in the nine months ended March 31, 1999 provided $5.1 billion as compared to $471 million in the nine months ended March 31, 1998. Long-term debt of $4.8 billion was issued in the current year to finance the PolyGram acquisition.

Cash used for discontinued Tropicana operations to the disposition date of August 25, 1998 was $3 million as compared to the $114 million of cash provided by the discontinued Tropicana operations in the nine months ended March 31, 1998.

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

The Company's Value at Risk ("VaR"), which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with the Company's exposure to interest rates at March 31, 1999 has not changed significantly as compared to December 31, 1998. There has been no significant change to the Company's VaR which is the potential loss in earnings associated with the Company's exposure to foreign exchange rates, as compared to June 30, 1998.


Year 2000 Issue

The Company has a comprehensive program to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program addresses its most critical internal information technology systems first and, with the exception of Universal Music Group systems described below, targets to have more than 90% of them Year 2000-compliant by July 1, 1999, the first day of the Company's fiscal year 2000. Implementation/roll-out of the Year 2000 compliant systems would continue through to September 30, 1999. The Company's Year 2000 program activities are intended to encompass all major categories of information technology and non-information technology systems in use by the Company, including manufacturing, sales, finance and human resources.

The Company is still completing its evaluation of the Year 2000 readiness of Universal Music Group, which was formed in December 1998 after the acquisition of PolyGram. The Company currently expects that critical information technology systems at the Universal Music Group, which for this purpose includes PolyGram Filmed Entertainment, will be Year 2000 compliant on or prior to December 31, 1999.

To date, the Company has incurred approximately $30 million in costs related to its Year 2000 readiness program. Such costs are expensed as incurred. The Company currently estimates that the total costs of its Year 2000 readiness programs, including PolyGram, but excluding redeployed resources will not exceed $75 million. The total cost estimate does not include the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the program progresses.

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

(b) Current Reports on Form 8-K

    1. A Current Report on Form 8-K dated December 10, 1998, as amended, was filed to report under Item 2 the consummation of the Company's acquisition of PolyGram and to file under Item 7 certain historical financial statements of PolyGram.

    2. A Current Report on Form 8-K dated April 7, 1999 was filed to report under Item 5 and file under Item 7 a press release relating to (i) the Company's sale of certain PolyGram Filmed Entertainment domestic assets to USAi and (ii) the merger of October Films with a subsidiary of USAi. The Company also reported the formation of an internet content alliance by Universal Music Group and BMG Entertainment.

    3.  A Current Report on Form 8-K dated April 9, 1999 was filed to file under
        Item 7 certain documents relating to the Company's Registration Statement No. 333-62921.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE SEAGRAM COMPANY LTD.
                                             (Registrant)




                                       By:  /s/ Robert W. Matschullat
                                            -------------------------
                                       Robert W. Matschullat
                                       Vice Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)



Dated:  May 13, 1999

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