Form 10-K/A
period 1998-06-30
SEAGRAM CO LTD
filed 1999-07-13
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998



                          COMMISSION FILE NUMBER 1-2275



                            THE SEAGRAM COMPANY LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Canada                                               None
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


1430 Peel Street, Montreal, Quebec, Canada                     H3A 1S9
------------------------------------------               -------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (514) 849-5271
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

                     Item 14 is hereby amended and supplemented pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, as amended, to include as Exhibits 99(a), 99(b), 99(c), 99(d) and 99(e) to the Form 10-K the attached Forms 11-K with respect to the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates, the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates - Universal Employees, the Retirement and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates - UNI Employees, the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates
                     - Spencer Employees and the Retirement Savings and Investment Plan for Union Employees of Joseph E. Seagram & Sons, Inc. and Affiliates, respectively.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE SEAGRAM COMPANY LTD.

                                By /s/ Daniel R. Paladino
                                  ----------------------------------------------
                                   Daniel R. Paladino
                                   Executive Vice President, Legal and
                                   Environmental Affairs

Date:  July 13, 1999