Form 10-K/A
period 1999-06-30
SEAGRAM CO LTD
filed 1999-08-18
CIK 88188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 3

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998


                          COMMISSION FILE NUMBER 1-2275


              THE SEAGRAM COMPANY LTD. - LA COMPAGNIE SEAGRAM LTEE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                                None
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1430 Peel Street, Montreal, Quebec, Canada                       H3A 1S9
------------------------------------------               -----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (514) 849-5271
                                                         -----------------------


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "Form 10-K") as set forth below and in the pages attached hereto:

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                      Item 14 is hereby amended and supplemented pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, as amended, to include as Exhibit 99(f) to the Form 10-K the attached Form 11-K with respect to the PolyGram Holding, Inc. Deferred Savings and Investment Plan for Employees.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE SEAGRAM COMPANY LTD.


                            By /s/ Daniel R. Paladino
                               ----------------------------
                               Daniel R. Paladino
                               Executive Vice President, Legal and Environmental Affairs

Date:  August 18, 1999