Form 10-K405
period 1999-06-30
SEAGRAM CO LTD
filed 1999-09-28
CIK 88188

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates of the registrant as of August 31, 1999 (64.31% of the outstanding common shares) was approximately $14.8 billion. At August 31, 1999, there were 433,103,343 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended June 30, 1999.                             Parts I, II

Proxy Circular for the Annual Meeting of Shareholders to be held on
November 3, 1999.                                                                                  Parts I, III

                                     PART I



Items 1 and 2. - Business and Properties

              Seagram was organized under Canadian federal law on March 2, 1928, and operates in four global business segments: music, filmed entertainment, recreation and other, and spirits and wine. The music business is conducted through Universal Music Group which is the largest recorded music company in the world. Universal Music Group produces, markets and distributes recorded music throughout the world in all major genres. Universal Music Group also manufactures, sells and distributes video product in the United States and internationally, and is engaged in the acquisition and licensing of music copyrights. The filmed entertainment business produces and distributes motion picture, television and home video products, operates and has ownership interests in a number of international cable channels and engages in the licensing of merchandising and film property rights. The recreation and other business operates theme parks and retail stores and is also involved in the development of entertainment software. Matsushita Electric Industrial Co., Ltd. has an approximate 8% ownership interest in the entities which own Universal Music Group, our filmed entertainment business and our recreation and other business. The spirits and wine business, directly and through affiliates and joint ventures, produces, markets and distributes distilled spirits, wines, Ports and Sherries, and coolers, beers and other low-alcohol adult beverages and mixers. In addition to marketing owned brands, the spirits and wine business also distributes distilled spirits, wine, Champagne and beer brands owned by others. For information as to revenues, operating income and identifiable assets by business segment, see Note 10 of Notes to Consolidated Financial Statements included in our Annual Report to Shareholders for the fiscal year ended June 30, 1999 (the "Annual Report"). We use the term "Seagram" to refer to The Seagram Company Ltd. and its subsidiaries and affiliates unless otherwise specified. All dollar amounts are stated in U.S. currency unless otherwise specified.

              Our executive offices are located at 1430 Peel Street, Montreal, Quebec, Canada H3A 1S9 and our registered office is located at 592 Colby Drive, Waterloo, Ontario, Canada N2V 1A2.

         Note that throughout this 10-K Report, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to that information.

                                BUSINESS SEGMENTS

MUSIC

              Universal Music Group is the largest recorded music company in the world. Universal Music Group was formed in December 1998 when we completed the acquisition of PolyGram N.V. and combined the music businesses of Universal and PolyGram.

              Universal Music Group develops, acquires, produces, markets and distributes recorded music through a network of subsidiaries, joint ventures and licensees in 59 countries around the world. We also produce, sell and distribute music videos in the United States and internationally and publish music.

              In fiscal 1999, Universal Music Group held the number one market position in every major region of the world. We also had more than 60 albums with sales of over one million units each. We have the largest music catalogue in the world and hold the leading position in the classical music market, accounting for approximately 40% of worldwide classical music sales in fiscal 1999. Our labels include:

   - popular labels such as A&M, Blue Thumb, Def Jam, Geffen, Interscope, Island, MCA, MCA Nashville, Mercury, Mercury Nashville, Motown, Polydor and Universal;

   -  leading classical labels Decca/London, Deutsche Grammophon and Philips;
      and

   -  leading jazz labels Verve, GRP and Impulse! Records.

              ARTISTS. The success of a music company depends to a significant degree on its ability to sign and retain artists who will appeal to popular tastes over a period of time. We believe that the scope and diversity of our popular music labels, repertoire and catalogues allow us to respond to shifts in audience tastes. The United States and the United Kingdom continue to be the source of approximately 60% of international popular repertoire. From time to time certain national acts, such as Andrea Bocelli from Italy, Aqua from Denmark and Bjork from Iceland, appeal to a wider international market. Including the United States and the United Kingdom, however, sales of locally-signed artists in their home territories still represent 70% of worldwide recorded music sales. Our leading local market position in almost every major region provides a critical competitive advantage.

              Artists who are currently under contract with Universal Music Group, directly or through third parties, for one or more important territories include, among others:

Bryan Adams     The Cranberries    ERA (Eric Levi)             E O Tchan
Aqua            Sheryl Crow        LL Cool J                   Shania Twain
Erykah Badu     Melissa Etheridge  Reba McEntire               Texas
Beck            Kirk Franklin      Metallica                   McCoy Tyner
The Bee Gees    Vince Gill         Nine Inch Nails             U2
Bjork           Charlie Haden      98 Degrees                  Caetano Veloso
Mary J. Blige   Herbie Hancock     Florent Pagny               Stevie Wonder
Blues Traveler  Hanson             Luciano Pavarotti           Trisha Yearwood
Andrea Bocelli  Joe Henderson      Andre Rieu                  Rob Zombie
Bon Jovi        Dru Hill           The Brian Setzer Orchestra
Boyz II Men     Jay-Z              Wayne Shorter
Boyzone         Sir Elton John     Sting
The Cardigans   Diana Krall        George Strait

              In addition to recently released recordings, we also market and sell recordings from our catalogue of prior releases. Sales from this catalogue account for a significant and stable part of our recorded music revenues each year. We own the largest catalogue of recorded music in the world, with legendary performers from the United States, the United Kingdom and around the world, such as:

ABBA             John Coltrane    Billie Holliday             Diana Ross and the Supremes
Louis Armstrong  Ella Fitzgerald  Buddy Holly                 Lord Andrew Lloyd Webber
Jimmy Buffett    Marvin Gaye      Bob Marley and the Wailers  The Who
Patsy Cline      Jimi Hendrix     The Rolling Stones


         ARTIST CONTRACTS, PRODUCTION, MARKETING AND DISTRIBUTION. We seek to contract with our popular artists on an exclusive basis for the marketing of their recordings (both audio and audio-visual) in return for a percentage royalty on the wholesale or retail selling price of the recording. We generally seek to obtain rights on a worldwide basis, although certain of our artists have licensed rights for certain countries or regions to other record companies. While exclusive classical artist contracts are common, and can extend over a long period, many artists and orchestral contracts are short in duration and refer only to specific recordings. Established artists command higher advances and royalty rates and it is not unusual for a recording company to renegotiate contract terms with a successful artist.

         A contract either provides for the artist to deliver completed recordings to us or for Universal Music Group to undertake the recording with the artist. For artists without a recording history, we are often involved in selecting producers, recording studios, additional musicians, and songs to be recorded, and we may supervise the output of recording sessions. For established artists, we are usually less involved in the recording process.

         Marketing involves advertising and otherwise gaining exposure for our recordings and artists through magazines, radio, television, internet, other media and point-of-sale material. Public performances are also considered an important element in the marketing process, and we provide financing for concert tours by certain artists. Television marketing of both specially compiled products and new albums is becoming increasingly important. Marketing is carried out on a territory-by-territory basis, although global priorities and strategies for certain artists are set centrally.

         We employ sales representatives who obtain orders from wholesalers and retailers. In all major territories except Japan and Brazil we have our own distribution services for the storage and delivery of finished product to wholesalers and retailers. In certain territories we have entered into distribution joint ventures with other record companies.

         We also sell music product directly to the consumer, principally through two direct mail club organizations: Britannia Music in the United Kingdom and D.I.A.L. in France.

          E-COMMERCE AND ELECTRONIC DELIVERY. Universal Music Group is at the forefront of the development of music distribution through e-commerce and electronic delivery, which will permit consumers to sample music on the Web, order it, have it delivered and pay for it electronically. Universal Music Group recently announced a long-term agreement with InterTrust Technologies Corporation to establish standards for the secure and convenient electronic delivery of music directly to the home, and we are actively participating in the Secure Digital Music Initiative (SDMI), a program which was created jointly by an extensive group of content, consumer electronics, hardware, software and internet companies to develop and define worldwide standards for the protection of music and other digitizeable intellectual property. In April 1999, Universal Music Group and BMG Entertainment formed GetMusic, a joint venture designed to create online communities of music fans, promote artists and sell CDs online through genre-based music channels. We expect GetMusic will have access to a combined database of 50 million customers worldwide, and will offer, among other features, exclusive artist information, exclusive interviews, and the ability to chat on-line with artists and their fans. In May 1999, Universal Music Group entered into a joint agreement with AT&T, BMG Entertainment and Matsushita Electric Industrial Co. to develop and test technology for large-scale, secure music and media distribution.

         MUSIC PUBLISHING. Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as compared to recordings). Our publishing catalogue includes more than 600,000 titles that we own or control, making Universal Music Group one of the world's largest music publishers.
We enter into
agreements with composers and authors of musical compositions for the purpose of licensing the compositions for use in sound recordings, films, videos and by way of live performances and broadcasting. In addition, we license compositions for use in printed sheet music and song folios. We also license and acquire catalogues of musical compositions from third parties such as other music publishers and composers and authors who have retained or re-acquired rights.

         MANUFACTURING AND OTHER FACILITIES. In connection with our music entertainment activities, we own manufacturing facilities in the United States, France, Germany and the United Kingdom and office buildings and warehouse facilities in various countries. In addition to our wholly-owned facilities, we also own a manufacturing facility in the United States through a joint venture. Where we do not own property, we lease warehouses and office space.

         COMPETITION. The music entertainment industry is highly competitive. The profitability of a company's recorded music business depends on its ability to attract and develop recording artists, the public acceptance of those artists and the recordings released in a particular period. Universal Music Group competes for creative talent both from new artists and those artists who have already established themselves through another label. Following a pattern established in the United States, European retailers have begun to consolidate, with increasing quantities of product being sold through multinational retailers and buying groups and other discount chains. This has increased competition for shelf space among the recorded music companies. The recorded music business continues to be adversely affected by counterfeiting, piracy and parallel imports, primarily in Eastern Europe, Asia and Latin America, and may be affected in the future by the ability to download quality sound reproductions from the internet without authorization.

FILMED ENTERTAINMENT

              Universal Studios' filmed entertainment business:

   - produces and distributes films worldwide in the theatrical, home video and television markets;

   - produces and distributes episodic television and made-for-television programming;

   - operates and has ownership interests in a number of international channels including:

                      The Sci-Fi Channel U.K.;
                      USA Latin America and Brazil;
                      13th Street, action and suspense channels in France,
                       Germany and Spain; and
                      Studio Universal, a movie channel in Italy;

   - engages in the licensing of merchandising rights and film property publishing rights; and

   - engages in certain other activities through its ownership of the joint venture and equity interests described below.

              PRODUCTION, MARKETING AND DISTRIBUTION. Universal Studios produces feature-length films intended for initial theatrical exhibition and television programming. Major motion pictures produced over the past several years include The Lost World: Jurassic Park and Liar, Liar, and more recently, such box office hits as Patch Adams starring Robin Williams, The Mummy starring Brendan Fraser, Notting Hill starring Julia Roberts and Hugh Grant, Bowfinger starring Eddie Murphy and Steve Martin and American Pie. In addition, we produce animated and live action children's and family programming for networks, basic cable and local television stations as well as home video.

              The arrangements under which we produce, distribute and own theatrical films vary widely. Other parties may participate in varying degrees in revenues or other contractually defined amounts. We control worldwide distribution of our theatrical product, except where we act as a subdistributor in specified territories or contract for specified territories or for specifically defined distribution rights.

              Generally, we distribute theatrical films in the theatrical, home video and pay television markets. Subsequently, we make theatrical films available for broadcast on network and basic cable distribution throughout the world. The theatrical license agreements with theater operators are on an individual picture basis, and fees under these agreements are generally a percentage of the theater's receipts with, in some instances, a minimum guaranteed amount.

              The production/distribution cycle represents the period of time from acquisition of a property through distribution. The length of the cycle varies depending upon such factors as type of product and release pattern. Production generally includes four steps: acquisition of story rights, pre-production, principal photography and post-production. Production activities for theatrical films are generally based at Universal City, California. These production facilities are also leased to outside parties. Some motion picture films and television products are produced, in whole or in part, at other locations both inside and outside of the United States.

              We distribute our theatrical product in the United States and Canada to motion picture theaters. Theatrical distribution throughout the rest of the world is primarily conducted by United International Pictures, which is equally owned by Universal Studios, Metro-Goldwyn-Mayer Inc. and Paramount Pictures Corporation. Television distribution of our 24,000 episode library in the United States is handled by USANi LLC, a subsidiary of USA Networks, Inc. ("USA Networks"), and throughout the rest of the world primarily by Universal Studios. Universal Studios distributes television product produced by USANi LLC in international markets. Videocassettes and videodiscs are marketed in the United States and Canada by Universal Studios and outside the United States and Canada primarily by United Pictures International, a wholly-owned subsidiary of Universal Studios.

              The rights to use the characters, titles and other material and rights from television and theatrical films and other sources are licensed to manufacturers, retailers and others by Universal Studios.

              USA NETWORKS, OTHER EQUITY INTERESTS AND CERTAIN JOINT VENTURES. Universal Studios holds an effective 45% equity interest in USA Networks through its ownership of common stock and Class B common stock of USA Networks and shares of USANi LLC, which Universal can exchange for common stock and Class B common stock of USA Networks. USA Networks primarily engages in electronic and online retailing, network and first-run syndication television production, domestic distribution of its and Universal Studios' television productions and the operation of the USA Network and Sci-Fi Channel Cable Networks.

              Universal Studios also has an approximate 26% interest in Loews Cineplex Entertainment Corporation, which exhibits theatrical films principally in the United States and Canada, and a 49% interest in United Cinemas International Multiplex B.V. and Cinema International Corporation, which operate motion picture theaters outside of the United States and Canada.

              COMPETITION. Our filmed entertainment business competes with all other forms of entertainment. We compete with other major film studios and independent producers for creative talent and story products, which are essential ingredients of our filmed entertainment products. The profitability of our filmed entertainment business is dependent upon public taste which is volatile and shifts in demand and is affected by economic conditions and technological developments.

RECREATION AND OTHER

              We have a 50% interest in Universal City Florida Partners, a joint venture which owns Universal Studios Florida, a theme park based on Universal Studios' filmed entertainment business, on approximately 440 acres owned by the joint venture in Orlando, Florida. Universal City Development Partners, a partnership in which we have a 50% interest, recently opened an additional theme park, Universal Studios Islands of Adventure and Universal Studios CityWalk, a dining, retailing and entertainment complex, on approximately 385 acres of land owned by the partnership adjacent to Universal Studios Florida. We also have a 25% interest in a joint venture which is currently developing three hotels adjacent to the Orlando theme parks. The first hotel, The Portofino Bay Hotel, opened in September 1999. The theme parks, Universal Studios CityWalk and hotels together comprise the newest Orlando multi-day entertainment resort, Universal Studios Escape. We also own Wet 'n Wild Orlando, a water park which is adjacent to Universal Studios Escape.

              Universal Studios also owns and operates Universal Studios Hollywood, a theme park located at Universal City, California. Adjacent to Universal Studios Hollywood is Universal Studios CityWalk, an integrated retail/entertainment area which offers shopping, dining, cinemas and entertainment. This Universal Studios CityWalk is currently being expanded from 300,000 to 400,000 square feet.

              Since October 1998, construction has been underway for Universal Studios Japan in Osaka. Universal Studios Japan is owned by USJ Co., in which Universal owns a 24% interest, and will be located on 133 acres of land leased by certain USJ Co. shareholders. Opening is scheduled for 2001. We also own a 37% interest in, and manage, Universal Studios Port Aventura, a theme park located on the Mediterranean coast of Spain near Barcelona. In October 1998, Universal Studios opened Universal Studios Experience Beijing, a permanent exhibit featuring Universal Studios branded properties.

              Universal Studios owns, develops and manages commercial buildings with approximately 2.4 million rentable square feet of office space in Universal City, including Universal Studios CityWalk and the 10 Universal City Plaza office building, which are occupied by Universal Studios or leased to outside tenants, and Universal Studios owns the Sheraton-Universal Hotel. Universal Studios also owns a 100,000 square foot office building adjacent to the Universal City property.

              Universal owns approximately 27% of SEGA GameWorks L.L.C. which designs, develops and operates location-based entertainment centers. SEGA GameWorks currently owns and operates eleven such centers throughout the United States.

              In addition, Universal Studios Group is involved in other businesses including the operation of retail gift stores and the development of entertainment software. We own Spencer Gifts, Inc. which operates approximately 630 retail gift stores throughout North America through three groups of stores:
Spencer, DAPY and Glow gift shops. Spencer, DAPY and Glow sell novelties, electronics, accessories, books and trend driven products. In connection with the activities of Spencer Gifts, Inc., we own a building in New Jersey and lease approximately 570 stores in various cities in the United States and a warehouse in North Carolina.

              Universal Studios New Media, Inc. develops entertainment software including the Crash Bandicoot and Spyro game series, is responsible for the development and maintenance of Universal's websites and manages our approximate 26% interest in Interplay Entertainment Corp., an entertainment software developer.

              COMPETITION. Our theme parks compete with other theme parks in their respective geographic regions and other leisure-time activities. The profitability of the leisure-time industry is influenced by various factors which are outside of our control such as economic conditions, amount of available leisure time, transportation prices and weather patterns.

              The Spencer, DAPY and Glow stores compete with numerous retail firms of various sizes throughout the United States, including department and specialty niche-oriented gift stores.

SPIRITS AND WINE

              Our spirits and wine business, directly and through affiliates and joint ventures in more than 40 countries and territories, produces, markets and distributes more than 235 brands of distilled spirits, more than 180 brands of wines, Ports and Sherries, and more than 40 brands of coolers, beers, mixers and other low-alcohol adult beverages and mixers, which are sold in over 190 countries and territories. Some of these products are sold worldwide and others only in the geographic area where they are produced. In addition to marketing our own brands, we also distribute distilled spirits, Champagne, wine and beer brands owned by others.

              Some of our best-known brand names include:

-        Crown Royal and Seagram's V.O. Canadian Whiskies

-        Seagram's 7 Crown Blended Whiskey

-        Four Roses Bourbon

-        Chivas Regal, Royal Salute and Passport Scotch Whiskies

-        The Glenlivet and Glen Grant Single Malt Scotch Whiskies

-        Martell Cognacs

-        Seagram's Extra Dry Gin

-        Captain Morgan and Myers's Rums

-        Don Julio and Tres Magueyes Tequila

We also distribute ABSOLUT VODKA, owned by V&S Vin & Sprit Aktiebolag, in the United States and in most major international markets.

              We import fine wines into the United States, principally French wines and Champagnes, and produce and market premium California and other wines. Among the wines we produce or market are:

-        Sterling Vineyards California Wines

-        Tessera California Wines

-        Mumm Cuvee Napa California Sparkling Wine

-        Sandeman Ports and Sherries

-        Matheus Muller (German Sparkling Wine)

-        Mumm Sekt (German Sparkling Wine)

We also distribute Mumm and Perrier-Jouet Champagnes, owned by Financiere Moulins de Champagne, in global markets. The Monterey Vineyard California wines and Barton & Guestier (B&G) French wines are produced for us.

              Seagram also markets low-alcohol and non-alcohol adult beverages. Seagram's Coolers are sold in a variety of fruit and mixed drink flavors. Our mixer line includes ginger ale, club soda, tonic water and seltzer.

              We are the exclusive U.S. distributer of Grolsch Beer, owned by Royal Grolsch N.V., and of Steinlager Beer, owned by Lion Nathan Limited.

              We maintain distilleries and spirits bottling plants in 15 countries in North America, South America, Europe, Asia and Australia which have aggregate daily distillation capacities of approximately 253,000 U.S. proof gallons and aggregate daily bottling capacities of approximately 275,000 standard cases.

              We maintain large inventories of aging spirits in warehousing facilities located primarily in Canada, France, the United Kingdom and the United States. Such inventories aggregated approximately 501 million U.S. proof gallons at June 30, 1999.

              We use grains, principally corn and barley, purchased from a large number of suppliers to produce our spirits. Fluctuations in the prices of these commodities have not had a material effect upon operating results. We acquire substantially all of our American white oak barrels (used for the storage of whisky during the aging period) from one supplier in the United States and we purchase plastic and glass bottles and packaging materials from several suppliers. We believe that our relationships with our various suppliers are good.

              Our wines and Cognacs are produced primarily from grapes grown by others. Grapes are, from time to time, adversely affected by weather and other forces which occasionally limit production. We believe that our relationships with our growers are good.

              We operate wineries and wine bottling plants in 12 countries. At June 30, 1999, our bulk wine inventory aggregated approximately 28 million wine gallons.

              MARKETING AND DISTRIBUTION. A significant portion of our revenues from our spirits and wine operations comes from sales outside of the United States and Canada. In addition to economic and currency risks, Seagram's foreign operations involve risks including governmental regulation, embargoes, expropriation, export controls, burdensome taxes, government price restraints and exchange controls.

              Generally we sell spirits, wines, coolers, beers and other low alcohol adult beverages to two categories of customers in the United States. In 32 states and the District of Columbia, sales are made to approximately 335 wholesale distributors who also purchase and market other brands of distilled spirits, wines, coolers, beers and other low alcohol adult beverages. In 18 "control" states (where the state government engages in distribution), sales are made to state and local liquor boards and commissions; in certain of these states, sales of wines, coolers, beers and other low alcohol adult beverages are also made to approximately 275 wholesale distributors. In Canada, sales are made exclusively to ten provincial and three territorial government liquor boards and commissions.

              Outside the United States and Canada, our spirits and wines are marketed either through affiliates, joint ventures or independent distributors. Our affiliates and joint ventures are located in: Argentina, Australia, Belgium, Brazil, Chile, the People's Republic of China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, Greece, Hungary, Hong Kong, India, Israel, Italy, Jamaica, Japan, the Republic of Korea, Mexico, The Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Ukraine, the United Kingdom, Uruguay and Venezuela.

              COMPETITION. The spirits and wine industry is highly competitive. Due to recent formation of multinational retailers and buying groups in Europe, all marketers in the industry have confronted severe pricing pressure across Europe. These Euro-based multinational retailers and buying groups have also expanded into certain markets in Asia and Latin America. Diageo PLC, which resulted from the merger of two of the largest spirits and wine companies, Grand Metropolitan PLC and Guinness PLC, continues to present significant challenges for our spirits and wine business.

              We continue to address these competitive challenges by investing in our core brands and key growth markets. We use magazine, newspaper and outdoor advertising to maintain and improve our brands' market position. We also utilize radio and television advertising, although the use of such advertising in connection with the sale of beverage alcohol is restricted by law or commercial practice in certain countries, including the United States.

              REGULATION AND TAXES. Our beverage alcohol business is subject to strict governmental regulation covering virtually every aspect of operations, including production, marketing, pricing, labeling, packaging and advertising. In the United States, we must file or publish prices for our beverage alcohol products in some states as much as three months before they go into effect.

              In the United States, Canada and many other countries, beverage alcohol products are subject to substantial excise taxes or custom duties and additional taxation by governmental subdivisions.

INTEREST IN DUPONT

              At June 30, 1999, we owned approximately 16.4 million shares of common stock of E.I. du Pont de Nemours and Company which had a market value of approximately $1.1 billion as of such date.

EMPLOYEES

              As of June 30, 1999, we employed approximately 34,000 people. The number of employees is subject to seasonal fluctuations.

              We have collective bargaining agreements with a number of labor unions which cover approximately 13,200 of our employees in the United States and other countries and govern wages and benefits, hours, working conditions and similar matters. These agreements expire at various times between 1999 and 2002. In general, we believe our labor relations are good.

Item 3.       Legal Proceedings

              On November 17, 1995, a class action was filed in the Superior Court for the State of California, Los Angeles County, entitled The Estate of Jim Garrison, etc. v. Warner Bros., Inc. Paramount Pictures Corp., Twentieth Century Fox Film Corp., Universal City Studios, Inc., United Artists Corporation, Metro-Goldwyn-Mayer, Inc., Sony Pictures Entertainment, Inc., Columbia Pictures, Inc., The Walt Disney Company, Walt Disney Productions, Inc., Touchstone Pictures, Inc., Hollywood Pictures, Inc., Tristar Pictures, Inc., and Motion Picture Association of America, No. 95-8328-RMT. The action was removed to the United States District Court for the Central District of California on December 15, 1995. The plaintiffs are representatives of the Estate of Jim Garrison, who was the author of the book On the Trail of the Assassin, on which the motion picture JFK was based. JFK was distributed by Warner Bros. Universal had no involvement in the production or distribution of JFK. Plaintiffs allege that the major motion picture studios, including Universal, have conspired, in alleged violation of antitrust laws, to fix the terms of so-called "net profits" provisions in contracts between the studios and actors, writers, directors, producers and other talent. Plaintiffs brought the lawsuit on behalf of a class of all "talent" who have entered into allegedly "standard" net profits agreements with one or more of the defendants during the period January 1, 1988 to the present. Plaintiffs seek three times their unspecified actual damages under the antitrust laws. The District Court initially certified a class; however, on June 1, 1998, the District Court, on its own motion, decertified the class. Thus, the matter was no longer a class action, and Universal remained a defendant only in the antitrust claims being pursued by the individual plaintiffs. The matter was then settled, and dismissed on March 31, 1999.

              On May 30, 1995, a purported retailer class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), and PolyGram Group Distribution, Inc., violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. By an order filed July 3, 1997, the Ninth Circuit reversed the District Court and remanded the action. Upon reinstatement of this litigation by the Ninth Circuit, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-8864 JSL
(VAPx), filed on October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a/ Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed on October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc., et al., v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Warner Elektra Atlantic Corporation, and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York. The Digital Distribution, Chandu Dani, and Third Street Jazz matters have been set for trial on February 15, 2000. On February 17, 1998, a purported consumer class action was filed in the Circuit Court for Cocke County, Tennessee, Civil Action No., 24,885 II, entitled Doris D. Ottinger, et al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corp., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc. A motion to dismiss was filed on May 11, 1998, and is pending.

              On January 16, 1998, the Competition Directorate of the Commission of the European Community issued a Statement of Objections in response to the application of United International Pictures ("UIP") for a renewal of its exemption from Article 85(1) of the Treaty of Rome with respect to UIP's theatrical distribution activities within the European Union. UIP is a partnership that is owned equally by Universal Studios, Metro-Goldwyn-Mayer and Paramount Pictures Corporation. It was created in 1981 for the purpose of achieving cost savings in the distribution of motion pictures to theaters internationally, including Europe. In 1989, after lengthy proceedings, the European Commission granted UIP an exemption from
Article 85(1) with respect to UIP's theatrical distribution activities within the European Union. Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1993, prior to the stated expiration of the 1989 exemption, UIP filed an application to extend this exemption. Following a two-day hearing on the matter on September 24 and 25, 1998, in Brussels, on September 9, 1999, the Commission issued a letter granting the renewal of the exemption to UIP, based on certain conditions.

              On or about July 25, 1996, Universal Music & Video Distribution, Inc. and PolyGram Group Distribution, Inc. were served with an antitrust civil investigation demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there "is, has been or may be" a "conspiracy to fix the prices" of compact discs or conduct consisting of "unfair methods of competition" or "unfair trade practices" in the sale and marketing of compact discs. No allegations of unlawful conduct have been made against Universal Musical & Video Distribution, Inc. or PolyGram Group Distribution, Inc.

              By letter dated April 11, 1997, the Federal Trade Commission ("FTC") advised Universal Music & Video Distribution, Inc. and PolyGram Group Distribution, Inc. that it is conducting a preliminary investigation to determine whether minimum advertised pricing programs used by major record distributors constitute an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act. Universal Music & Video Distribution, Inc. and PolyGram Group Distribution, Inc. received a subpoena dated September 19, 1997 for the production of documents. No allegations of unlawful conduct have been made against Universal Music & Video Distribution, Inc. or PolyGram Group Distribution, Inc.

              On or about July 15, 1995, PolyGram was served with a civil investigation demand from the U.S. Department of Justice ("DOJ") seeking information and documentation relating to an investigation by the DOJ's Antitrust Division (the "Antitrust Division") into certain alleged "collaborative undertakings between PolyGram and other music companies related to cable, wire and satellite-delivered music and music video programmers." In April 1998, PolyGram and certain other major music companies, excluding Universal, were advised by the Antitrust Division that it was their tentative recommendation to file a complaint seeking a decree to prevent PolyGram and such major music companies from using foreign collective licensing societies to license music video broadcasters. The Antitrust Division also indicated that it was considering adding to this complaint, a claim seeking to restrict PolyGram and such major music companies from entering into music video broadcasting joint ventures absent prior notice to, and approval from, the DOJ. Thereafter, at the invitation of the Antitrust Division, PolyGram and the major music companies jointly submitted a "White Paper" setting forth their collective view that no complaint was warranted and the investigation should be closed. In July, 1998, a further meeting was held among counsel for PolyGram and the other major music companies and the Antitrust Division to discuss the Antitrust Division's tentative recommendations. PolyGram has now been advised by the DOJ that this investigation has been closed.

              On August 30, 1999, the Australian Competition and Consumer Commission ("ACCC") commenced proceedings against Universal Music Australia Pty Limited (formerly PolyGram Pty Limited) and three former employees of PolyGram, alleging violations of the Australian Trade Practices Act, the statute which governs competition law in Australia. The ACCC alleges that Universal has taken certain unlawful steps to restrict parallel imports into Australia to reduce price competition in the sale of sound recordings. Separate proceedings making similar allegations have also been commenced against certain other record companies in Australia and their current or former employees, and against two industry trade associations in Australia. The ACCC seeks injunctive relief to eliminate any unlawful restrictions on parallel imports into Australia and the imposition of fines against Universal and the three individuals who were employees of PolyGram. Universal and the three individuals are vigorously defending these proceedings.

              On February 4, 1999, the Antitrust Division issued a civil investigative demand to Universal as well as to a number of other motion picture film distributors and exhibitors as part of a civil investigation into compliance with the consent decrees entered in U.S. v. Paramount Pictures, et al. and various other practices in the motion picture distribution and exhibition industry. The civil investigative demands require the distributors and exhibitors to provide documents and other information to the Antitrust Division. The scope of the investigation and the extent, if any, to which it may relate to Universal is not known at this time. Universal has responded to the government's demand.

              Seagram and its subsidiaries and affiliates are defendants or respondents in a number of other actions arising in the ordinary course of business.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters

              Information as to the number of holders of record of our common shares, the markets on which such shares are traded, the quarterly high and low prices for such common shares on the Toronto and New York Stock Exchanges, and the quarterly dividends declared on such common shares during the last three fiscal years is incorporated herein by reference to the Management's Discussion and Analysis section captioned "Return to Shareholders" on page 38 of the Annual Report.

              Payment of dividends to our shareholders who are not residents of Canada is subject under Canadian law to Canadian withholding tax. Dividends paid to shareholders residing in the United States is subject to 15% withholding pursuant to currently existing treaty arrangements between the United States and Canada. For shareholders who are residents of other countries, the withholding rate varies depending upon the existence and terms of applicable treaties between each such other country and Canada.

Item 6.       Selected Financial Data

              Selected historical financial information is incorporated by reference to the Financial Summary on page 67 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to pages 22 through 38 of the Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

              Quantitative and qualitative disclosures about market risk are incorporated herein by reference to pages 34 through 35 of the Annual Report.

Item 8.       Financial Statements and Supplementary Data

              The Consolidated Financial Statements, together with the report thereon of Pricewaterhouse- Coopers LLP dated August 18, 1999 and the supplementary quarterly data are incorporated herein by reference to pages 39 through 67 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              Not applicable.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

              Information about our directors is incorporated by reference to pages 6 through 8 of the Proxy Circular for the Annual Meeting of Shareholders to be held on November 3, 1999 (the "Proxy Circular") under the caption "Election of Directors -- Nominees for Director".

              Set forth below is certain information with respect to our executive officers.


                                                         Title and Other                               Office Held
       Name                            Age                 Information                                     Since
       ----                            ---               ---------------                               -----------
Edgar M. Bronfman                       70    Chairman of the Board and Director.                          1975

Charles R. Bronfman                     68    Co-Chairman of the Board, Chairman of the                    1986
                                              Executive Committee and Director.

Edgar Bronfman, Jr.                     44    President, Chief Executive Officer and Director.             1994

Robert W. Matschullat                   51    Vice Chairman, Chief Financial Officer and                   1995
                                              Director since October 1995.  Previously, he was
                                              Managing Director and Head of Worldwide
                                              Investment Banking for Morgan Stanley & Co., Inc.
                                              and a director of Morgan Stanley Group Inc.

John D. Borgia                          51    Executive Vice President, Human Resources since              1995
                                              May 1995. Previously, he was Senior Vice
                                              President, Human Resources & Administration,
                                              Bristol-Myers Squibb Pharmaceutical Group.

Daniel R. Paladino                      56    Executive Vice President, Legal and Environmental            1996
                                              Affairs since October 1996.  Previously, he was
                                              Vice President, Legal and Environmental Affairs.

Tod R. Hullin                           56    Senior Vice President, Corporate Communications              1998
                                              and Public Affairs since November 1998.
                                              Previously, he was Senior Vice President,
                                              Communications and Public Affairs, Time Warner,
                                              Inc.

                                                         Title and Other                               Office Held
       Name                            Age                 Information                                     Since
       ----                            ---               ---------------                               -----------
John R. Preston                            52    Vice President and Treasurer since June 1998.             1998
                                                 From January 1997 to June 1998, he was Vice
                                                 President, Finance. Previously, he was
                                                 Reengineering Financial Management/Post Merger
                                                 Integration Team Leader.

Michael C.L. Hallows                       58    Secretary.                                                1979


              Our Board of Directors chooses our executive officers annually. Once chosen, these executive officers hold office until they resign, are removed or otherwise become disqualified to serve.

Item 11.      Executive Compensation

              Information about executive compensation is incorporated herein by reference to pages 13 through 21 of the Proxy Circular under the captions "Summary Compensation Table" through "Performance Graph".

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information about the ownership of Seagram's common shares by certain beneficial owners and management is incorporated herein by reference to pages 2 through 5 of the Proxy Circular under the caption "Share Ownership".

Item 13.      Certain Relationships and Related Transactions

              As of August 31, 1999, Koninklijke Philips Electronics N.V. ("Philips") owned approximately 11.04% of Seagram's common shares, which it acquired as part of Seagram's acquisition of PolyGram in fiscal 1999. Cornelis Boonstra, a director of Seagram, is Chairman and President of Philips. Philips and subsidiaries of Seagram are parties to intellectual property and distribution arrangements containing normal business terms and conditions.

              Information about certain relationships and transactions with related parties is incorporated herein by reference to pages 21 through 24 of the Proxy Circular under the captions "Human Resources Committee Interlocks and Insider Participation" and "Transactions with Directors and Others".

        PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1&2.      Financial Statements and Financial
              Statement Schedules

              The financial statements and schedules filed as part of or incorporated by reference in this Report are listed in the accompanying Index to Financial Statements.

3.            Exhibits

              The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10(l) through 10(hh) listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)           Current Reports on Form 8-K

1. A Current Report on Form 8-K dated April 7, 1999 was filed to report under Item 2 and file under Item 7 a press release announcing Seagram's agreement in principle to sell certain PolyGram Filmed Entertainment assets to Universal Networks, Inc. and the merger of October Films, in which Seagram owned a majority interest, with a subsidiary of USA Networks, Inc.

2. A Current Report on Form 8-K dated April 9, 1999 was filed to file under Item 7 certain documents relating to Seagram's Registration Statement (No. 333-62921) on Form S-3.

3. A Current Report on Form 8-K dated May 13, 1999 was filed to report under Item 5 and file under Item 7 unaudited pro forma financial statements that give effect to the sale of Tropicana, the acquisition of PolyGram and certain other transactions.

4. A Current Report on Form 8-K dated September 20, 1999 was filed to report under Item 5 and file under Item 7 Seagram's consolidated financial statements for the fiscal year ended June 30, 1999.

FORWARD LOOKING STATEMENTS

         This Form 10-K contains statements that are "forward-looking statements," in that they include statements regarding the intent, belief or current expectations of our management with resect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, internet or theme park projects, and "Year 2000" remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

- Changes in global and localized economic and political conditions which may affect attendance and spending at our theme parks, purchases of our consumer products and the performance of our filmed entertainment operations.

- Changes in financial and equity markets, including significant interest rate and foreign currency rate fluctuations, which may affect our access to, or increase the cost of financing for, our operations and investments.

- Increased competitive product and pricing pressures and unanticipated actions by competitors that could impact our market share, increase expenses or hinder our growth potential.

- Changes in consumer preferences and tastes, which may affect all our business segments.

- Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, impair performance at our theme parks in California, Florida or Spain.

- Legal and regulatory developments, including changes in accounting standards, taxation requirements, such as the impact of excise tax increases with respect to the spirits and wine business, and environmental laws.

- Technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property rights.

- The uncertainties of litigation and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE SEAGRAM COMPANY LTD.
                                                      (Registrant)


Date:  September 28, 1999                       By    /s/ Robert W. Matschullat
                                                      -------------------------
                                                      Robert W. Matschullat
                                                      Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/ Robert W. Matschullat                       Director, Vice Chairman and
-----------------------------                   Chief Financial Officer
Robert W. Matschullat

Directors:

       Edgar M. Bronfman*                       Director, Chairman of the Board

       The Hon. Charles R. Bronfman*            Director, Co-Chairman of
                                                the Board and Chairman of the
                                                Executive Committee

       Samuel Bronfman II*                      Director
       Matthew W. Barrett*                      Director
       Laurent Beaudoin*                        Director
       Cornelis Boonstra*                       Director
       Richard H. Brown*                        Director
       The Hon. William G. Davis*               Director
       Andre Desmarais*                         Director
       Barry Diller*                            Director
       Michele J. Hooper*                       Director
       David L. Johnston*                       Director
       The Hon. E. Leo Kolber*                  Director
       Marie-Josee Kravis*                      Director
       Samuel Minzberg*                         Director
       John S. Weinberg*                        Director

* By signing his name hereto, Robert W. Matschullat signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By   /s/ Robert W. Matschullat
     -----------------------------
     Robert W. Matschullat, Attorney-in-fact

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999


                          INDEX TO FINANCIAL STATEMENTS

1. Consolidated Financial Statements for The Seagram Company Ltd. and subsidiary companies, together with the report thereon of PricewaterhouseCoopers LLP dated August 18, 1999, incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended June 30, 1999:

                            Consolidated Balance Sheet at June 30, 1999 and June 30, 1998;

                            For the Fiscal Years June 30, 1999, June 30, 1998 and June 30, 1997;

                                          Consolidated Statement of Income;

                                          Consolidated Statement of Cash Flows;

                                          Consolidated Statement of
                                          Shareholders' Equity;

                            Notes to Consolidated Financial Statements;

                            Report of Independent Accountants;

                            Quarterly Data (Unaudited).

2.            Financial Statement Schedules and Report:

                            Report of Independent Accountants on Financial Statement Schedule;

                            Schedule for The Seagram Company Ltd. and Subsidiary
                            Companies:

                                          II.   Valuation and Qualifying
                                                Accounts.


              Schedules not included have been omitted because they are not applicable or the required information is shown in our Consolidated Financial Statements or Notes thereto.

                                                                     SCHEDULE II

                            THE SEAGRAM COMPANY LTD.

            (Incorporated under the Canada Business Corporations Act)

                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           (U.S. dollars in millions)


                                                                Additions
                                                   Balance at   Charged to                          Cumulative    Balance
                                                   Beginning    Costs and                           Translation    at End
         Description                               Of Period     Expenses  Acquisition  Deductions  Adjustment   Of Period
         -----------                               ---------    ---------  -----------  ----------  -----------  ---------
Reserves Deducted
from Receivables:

Fiscal Year Ended
June 30, 1999:
     Reserve for Doubtful Accounts                    $ 155       $ 115       $ 126       $(104)       $  (9)       $ 283
     Reserve for Merchandise Returns
        and Allowances                                  171         563         214        (551)          (6)         391
                                                      -----       -----       -----       -----        -----        -----
                                                      $ 326       $ 678       $ 340       $(655)       $ (15)       $ 674
                                                      =====       =====       =====       =====        =====        =====
Fiscal Year Ended
June 30, 1998:
     Reserve for Doubtful Accounts                    $ 127       $  68       $  --       $ (40)       $  --        $ 155
     Reserve for Merchandise Returns
        and Allowances                                  183         185          --        (197)          --          171
                                                      -----       -----       -----       -----        -----        -----
                                                      $ 310       $ 253       $  --       $(237)       $  --        $ 326
                                                      =====       =====       =====       =====        =====        =====
Fiscal Year Ended
June 30, 1997:
     Reserve for Doubtful Accounts                    $  85       $  76       $  --       $ (34)       $  --        $ 127
     Reserve for Merchandise Returns
        and Allowances                                  269         221          --        (307)          --          183
                                                      -----       -----       -----       -----        -----        -----
                                                      $ 354       $ 297       $  --       $(341)       $  --        $ 310
                                                      =====       =====       =====       =====        =====        =====

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
 The Seagram Company Ltd.


Our audits of the consolidated financial statements referred to in our report dated August 18, 1999 appearing in the Annual Report to Shareholders of The Seagram Company Ltd. for the fiscal year ended June 30, 1999 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the Index to Financial Statements accompanying Item 14(a)of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
August 18, 1999

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                  EXHIBIT INDEX


Exhibit Number
Per Item 601 of
Regulation S-K                      Description of Document and Incorporation
                                    Reference Where Applicable

         3                          (a)      Articles of Amalgamation dated
                                             February 1, 1995 between The
                                             Seagram Company Ltd. and Centenary
                                             Distillers Ltd. (incorporated by
                                             reference to Exhibit 3(a) of
                                             Seagram's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1995), as amended by
                                             the Certificate and Articles of
                                             Amendment dated May 31, 1995
                                             (incorporated by reference to
                                             Exhibit 3(a) of Seagram's Quarterly
                                             Report on Form 10-Q for the fiscal
                                             quarter ended April 30, 1995).

                                   (b)     General By-Laws of The Seagram
                                           Company Ltd., as amended
                                           (incorporated by reference to Exhibit
                                           3(b) to Seagram's Quarterly Report on
                                           Form 10-Q for the fiscal quarter
                                           ended April 30, 1996).

         4 Long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Seagram agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of Seagram and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

         10                         (a)      Amended and Restated Stock Purchase
                                             Agreement dated as of June 5, 1995
                                             among The Seagram Company Ltd.,
                                             Matsushita Electric Industrial Co.,
                                             Inc., MEI Holding Inc. (formerly,
                                             Home Holding Inc.) and Universal
                                             Studios Holding I Corp. (formerly,
                                             Home Holding II Inc.) (incorporated
                                             by reference to the Exhibit 2(a) to
                                             Seagram's Current Report on Form
                                             8-K dated June 5, 1995).

                                    (b)      Stockholders' Agreement dated as of
                                             June 5, 1995 among The Seagram
                                             Company Ltd., MEI Holding Inc.
                                             (formerly, Home Holding Inc.) and
                                             Universal Studios Holding I Corp.
                                             (formerly, Home Holding II Inc.)
                                             (incorporated by reference to the
                                             Exhibit 10(a) to Seagram's Current
                                             Report on Form 8-K dated June 5,
                                             1995).

                                    (c)     USA Networks Partnership Interest
                                            Purchase Agreement dated as of
                                            September 22, 1997 by and among
                                            Universal Studios, Inc., Universal
                                            City Studios, Inc., Viacom Inc. and
                                            Eighth Century Corporation
                                            (incorporated by reference to
                                            Exhibit 10(c) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended June 30, 1997).

                                    (d)     Offer Agreement dated as of June 21,
                                            1998 among The Seagram

                                            Company Ltd., PolyGram N.V. and
                                            Koninklijke Philips Electronics N.V.
                                            (incorporated by reference to
                                            Exhibit 2.1 to Seagram's Current
                                            Report on Form 8-K/A dated July 2,
                                            1998).

                                    (e)     Tender Agreement dated as of June
                                            21, 1998 between The Seagram Company
                                            Ltd. and Koninklijke Philips
                                            Electronics N.V. (incorporated by
                                            reference to Exhibit 2.2 to
                                            Seagram's Current Report on Form
                                            8-K/A dated July 2, 1998).

                                    (f)     Voting Agreement dated June 21, 1998
                                            between The Seagram Company Ltd. and
                                            Koninklijke Philips Electronics N.V.
                                            (incorporated by reference to
                                            Exhibit 2.3 to Seagram's Current
                                            Report on Form 8-K dated June 22,
                                            1998).

                                    (g)     Stockholders Agreement dated June
                                            21, 1998 between The Seagram Company
                                            Ltd. and Koninklijke Philips
                                            Electronics N.V. (incorporated by
                                            reference to Exhibit 10.1 to
                                            Seagram's Current Report on Form 8-K
                                            dated June 22, 1998).

                                    (h)     Stock Purchase Agreement dated as of
                                            July 20, 1998 among The Seagram
                                            Company Ltd., Seagram Enterprises,
                                            Inc. and PepsiCo, Inc. (incorporated
                                            by reference to Exhibit 2 to
                                            Seagram's Current Report on Form 8-K
                                            dated July 20, 1998).

                                    (i)     Credit Agreement dated as of
                                            November 23, 1994, as amended and
                                            restated as of October 21, 1998,
                                            among Joseph E. Seagram & Sons,
                                            Inc., as Borrower, The Seagram
                                            Company Ltd. and J.E. Seagram
                                            Corp., as Guarantors, the Lenders
                                            Party thereto, The Chase Manhattan
                                            Bank, as Administrative Agent,
                                            Citibank, N.A., as Syndication
                                            Agent, and Bank of Montreal, as
                                            Documentation Agent (incorporated by
                                            reference to Exhibit 10.2 to
                                            Seagram's Quarterly Report on Form
                                            10-Q for the quarterly period ended
                                            September 30, 1998).

                                    (j)     Credit Agreement dated as of
                                            December 21, 1994, as amended and
                                            restated as of October 23, 1998,
                                            among The Seagram Company Ltd., as
                                            Borrower, the Lenders Party thereto,
                                            and Bank of Montreal, as
                                            Administrative Agent (incorporated
                                            by reference to Exhibit 10.3 to
                                            Seagram's Quarterly Report on Form
                                            10-Q for the quarterly period ended
                                            September 30, 1998.)

                                    (k)     Credit Agreement dated as of October
                                            21, 1998 among Joseph E. Seagram &
                                            Sons, Inc., as Borrower, The Seagram
                                            Company Ltd. and J.E. Seagram Corp.,
                                            as Guarantors, the Lenders Party
                                            thereto, The Chase Manhattan Bank,
                                            as Administrative Agent, Citibank,
                                            N.A., as Syndication Agent, and Bank
                                            of America NT & SA and Bank of
                                            Montreal, as Co-Documentation Agents
                                            (incorporated by reference to
                                            Exhibit 10.2 of the Registration
                                            Statement on Form S-4 (Registration
                                            No. 333-61535) of Seagram).

                                    (l)     1983 Stock Appreciation Right and
                                            Stock Unit Plan of The Seagram
                                            Company Ltd., as amended.
                                            (incorporated by reference to
                                            Exhibit 10(n) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended June 30, 1998).

                                    (m)     Written description of Management
                                            Incentive Plan of Joseph E. Seagram
                                            & Sons, Inc. (incorporated by
                                            reference to Exhibit 10(g) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended January
                                            31, 1994).

                                    (n)     Senior Executive Short-Term
                                            Incentive Plan of The Seagram
                                            Company Ltd. (incorporated by
                                            reference to Exhibit 10(p) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended June 30,
                                            1998).

                                    (o)     Form of Deferred Compensation
                                            Agreement, as amended, between
                                            Joseph E. Seagram & Sons, Inc. and
                                            certain of its executives.
                                            (incorporated by reference to
                                            Exhibit 10(q) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended June 30, 1998).

                                    (p)     Stock Plan for Non-Employee
                                            Directors of The Seagram Company
                                            Ltd. (incorporated by reference to
                                            Exhibit 10(r) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended June 30, 1998).

                                    (q)     1988 Stock Option Plan of The
                                            Seagram Company Ltd., as amended
                                            (incorporated by reference to
                                            Exhibit 10(f) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1992).

                                    (r)     1992 Stock Incentive Plan of The
                                            Seagram Company Ltd., as amended
                                            (incorporated by reference to
                                            Exhibit 10(g) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1993).

                                    (s)     1996 Stock Incentive Plan of The
                                            Seagram Company Ltd., as amended.
                                            (incorporated by reference to
                                            Exhibit 4.D to Seagram's
                                            Registration Statement on Form S-8
                                            dated August 18, 1999.)

                                    (t)     Senior Executive Basic Life
                                            Insurance Program, as amended, of
                                            Joseph E. Seagram & Sons, Inc.
                                            (incorporated by reference to
                                            Exhibit 10(i) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1993).

                                    (u)     Retirement Salary Continuation Plan,
                                            as amended, of Joseph E. Seagram &
                                            Sons, Inc. (incorporated by
                                            reference to Exhibit 10(j) to

                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended January
                                            31, 1993).

                                    (v)     Benefit Equalization Plan, as
                                            amended, of Joseph E. Seagram &
                                            Sons, Inc. (incorporated by
                                            reference to Exhibit 10(k) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended January
                                            31, 1993).

                                    (w)     Senior Executive Group Term Life
                                            Insurance Arrangement, as amended,
                                            of Joseph E. Seagram & Sons, Inc.
                                            (incorporated by reference to
                                            Exhibit 10(k) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1992).

                                    (x)     Personal Excess Liability Insurance
                                            Policy for Senior Executives of
                                            Joseph E. Seagram & Sons, Inc.
                                            (incorporated by reference to
                                            Exhibit 10(m) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1993).

                                    (y)     Flexible Perquisite Program for
                                            Seagram Senior Executives
                                            (incorporated by reference to
                                            Exhibit 10(s) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1994).

                                    (z)      Senior Executive Disability Salary
                                             Continuation Arrangement of Joseph
                                             E. Seagram & Sons, Inc.
                                             (incorporated by reference to
                                             Exhibit 10 (w) to Seagram's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended January 31, 1995).

                                    (aa)    Post Retirement Consulting Plan, as
                                            amended, of Joseph E. Seagram &
                                            Sons, Limited (incorporated by
                                            reference to Exhibit 10(r) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended January
                                            31, 1993).

                                    (bb)    Canadian Executive Pension Plan of
                                            Joseph E. Seagram & Sons, Limited,
                                            as amended (incorporated by
                                            reference to Exhibit 10(s) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended January
                                            31, 1993).

                                    (cc)    Executive Long-Term Incentive
                                            Arrangement among Seagram, Joseph E.
                                            Seagram & Sons, Limited and Charles
                                            R. Bronfman dated February 4, 1982
                                            (incorporated by reference to
                                            Exhibit 10(r) to Seagram's Annual
                                            Report on Form 10-K for the fiscal
                                            year ended January 31, 1992).

                                    (dd)     Amended and Restated Employment
                                             Agreement between Joseph E. Seagram
                                             & Sons, Inc. and Robert W.
                                             Matschullat dated February 4, 1998
                                             (incorporated by reference to
                                             Exhibit 10 (ff) to Seagram's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended June 30, 1998.)

                                    (ee)     Employment Agreement among
                                             Universal Studios, Inc., Seagram
                                             and Frank J. Biondi, Jr. dated
                                             April 23, 1996 (incorporated by
                                             reference to

                                             Exhibit 10(bb) to
                                             Seagram's Annual Report on Form
                                             10-K for the fiscal year ended
                                             January 31, 1996).

                                    (ff)     Agreement between Universal
                                             Studios, Inc. and Frank Biondi, Jr.
                                             dated August 22, 1997 (incorporated
                                             by reference to Exhibit 10(aa) to
                                             Seagram's Annual Report on Form
                                             10-K for the fiscal year ended June
                                             30, 1997).

                                    (gg)    Letter dated April 27, 1995 from
                                            Joseph E. Seagram & Sons, Inc. to
                                            John D. Borgia (incorporated by
                                            reference to Exhibit 10 (jj) to
                                            Seagram's Annual Report on Form 10-K
                                            for the fiscal year ended June 30,
                                            1998.)

                                    (hh)     Letter dated September 9, 1998 from
                                             Joseph E. Seagram & Sons, Inc. to
                                             Tod R. Hullin.

         12                         (a)      Computation of ratio of earnings to
                                             fixed charges - The Seagram Company
                                             Ltd.

                                    (b)      Computation of ratio of earnings to
                                             fixed charges - Joseph E. Seagram &
                                             Sons, Inc.

         13 Pages 22-67 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

         21                         Subsidiaries.

         23 Consent of PricewaterhouseCoopers LLP, independent accountants, as accountants for Seagram.

         24                         Power of Attorney.

         27                         Financial Data Schedule.

28