Form 10-Q
period 1999-09-30
SEAGRAM CO LTD
filed 1999-11-12
CIK 88188

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes  X       No
     --         --

As of October 31, 1999, there were 433,506,209 common shares without nominal or par value issued and outstanding

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statement of Income and
              Retained Earnings - Quarter Ended
              September 30, 1999 and 1998                                 1

            Consolidated Balance Sheet -
              September 30, 1999 and June 30, 1999                        2

            Consolidated Statement of Cash Flows -
              Quarter Ended September 30, 1999 and 1998                   3

            Notes to Consolidated Financial Statements                  4-9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10-19


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             20

  Item 4.  Submission of Matters to a Vote of Security Holders        20-21

  Item 6.  Exhibits and Reports on Form 8-K                              21

  Signatures                                                             22

  Exhibit Index                                                       23-24

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

         (United States dollars in millions, except per share amounts)

                                                                      Quarter
                                                                 Ended September 30,
                                                                   1999       1998
                                                                 --------   --------
Revenues                                                          $  3,643   $  2,247
Cost of revenues                                                     2,150      1,282
Selling, general and administrative expenses                         1,421        786
                                                                  --------   --------
Operating income                                                        72        179
Interest, net and other                                                161         41
Gain on sale of businesses                                              98         --
                                                                  --------   --------
                                                                         9        138
Provision for income taxes                                             110         87
Minority interest                                                        4          6
Equity earnings from unconsolidated companies                           65         50
                                                                  --------   --------
Income (loss) from continuing operations                               (40)        95
Loss from discontinued Tropicana operations, after tax                  --         (3)
Gain on sale of discontinued Tropicana operations, after tax            --      1,072
Cumulative effect of change in accounting principle, after tax         (84)        --
                                                                  --------   --------
Net income (loss)                                                     (124)     1,164

Retained earnings at the beginning of the period                     8,707      8,268
Dividends paid                                                         (72)       (57)
                                                                  --------   --------
Retained earnings at end of period                                $  8,511   $  9,375
                                                                  ========   ========

Basic earnings per share                                          $  (0.29)  $   3.35
                                                                  ========   ========
Diluted earnings per share                                        $  (0.29)  $   3.33
                                                                  ========   ========

Dividends paid per share                                          $  0.165   $  0.165
                                                                  ========   ========

Weighted average shares outstanding (thousands)                    432,842    347,360
Dilutive potential common shares (thousands)                            --      2,593
                                                                  --------   --------
Adjusted weighted average shares outstanding (thousands)           432,842    349,953
                                                                  ========   ========

        The accompanying notes are an integral part of these statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                      (United States dollars in millions)

                                                               September 30,     June 30,
                                                                   1999            1999
                                                               -------------     --------
ASSETS
Cash and cash equivalents                                         $ 1,420         $ 1,533
Receivables, net of allowances                                      3,243           2,985
Inventories                                                         2,624           2,627
Other current assets                                                1,678           1,736
                                                                  -------         -------
     TOTAL CURRENT ASSETS                                           8,965           8,881

Investments                                                         5,700           5,663
Film costs, net of amortization                                     1,015           1,251
Music catalogs, artists' contracts and advances                     3,384           3,348
Property, plant and equipment, net                                  3,124           3,158
Goodwill and other intangible assets                               11,909          11,871
Other assets                                                          786             839
                                                                  -------         -------
                                                                  $34,883         $35,011
                                                                  =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt       $   801         $ 1,053
Payables and accrued liabilities                                    4,639           4,808
Accrued royalties and participations                                2,437           2,285
                                                                  -------         -------
     TOTAL CURRENT LIABILITIES                                      7,877           8,146

Long-term debt                                                      7,561           7,468
Accrued royalties and participations                                  576             434
Deferred income taxes                                               2,626           2,698
Other liabilities                                                   1,526           1,499
Minority interest                                                   1,873           1,878
                                                                  -------         -------
     TOTAL LIABILITIES                                             22,039          22,123
                                                                  -------         -------
Shareholders' Equity
     Shares without par value                                       4,606           4,575
     Retained earnings                                              8,511           8,707
     Accumulated other comprehensive income                          (273)           (394)
                                                                  -------         -------
     TOTAL SHAREHOLDERS' EQUITY                                    12,844          12,888
                                                                  -------         -------
                                                                  $34,883         $35,011
                                                                  =======         =======

        The accompanying notes are an integral part of these statements.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (United States dollars in millions)

                                                                                                     Quarter
                                                                                                Ended September 30,
                                                                                                 1999         1998
                                                                                               -------      -------
OPERATING ACTIVITIES
Income (loss) from continuing operations....................................................   $  (40)      $   95
Adjustments to reconcile income (loss) from continuing operations to net cash provided:
  Depreciation and amortization of assets...................................................      182           75
  Amortization of goodwill..................................................................       86           26
  Gain on sale of businesses................................................................      (98)          --
  Minority interest in income of subsidiaries...............................................        4            6
  Equity earnings from unconsolidated companies in excess of dividends received.............      (52)         (48)
  Deferred income taxes.....................................................................       45           52
  Other.....................................................................................       13           (6)
  Changes in assets and liabilities, net of effect of acquisitions and dispositions:
    Receivables, net of allowances..........................................................     (224)         (45)
    Inventories.............................................................................      (82)         (83)
    Other current assets....................................................................      176         (197)
    Music catalogs, artists' contracts and advances.........................................      (87)         (75)
    Payables and accrued liabilities........................................................      112         (213)
    Other liabilities.......................................................................        3          (36)
                                                                                               ------       ------
                                                                                                   78         (544)
                                                                                               ------       ------
Net cash provided by (used for) operating activities........................................       38         (449)
                                                                                               ------       ------

INVESTING ACTIVITIES
Sale of Tropicana...........................................................................       --        3,288
Sale of Mumm................................................................................      310           --
Sale of Universal Concerts..................................................................      190           --
Investment in USANi LLC.....................................................................     (242)        (231)
Capital Expenditures........................................................................     (120)         (98)
Other.......................................................................................      (45)         (57)
                                                                                               ------       ------
Net cash provided by investing activities...................................................       93        2,902
                                                                                               ------       ------

FINANCING ACTIVITIES
Dividends paid..............................................................................      (72)         (57)
Issuance of shares upon exercise of stock options and conversion of LYONS...................       30           11
Issuance of Adjustable Conversion-rate Equity Security Units................................       75           --
Issuance of long-term debt..................................................................       --           20
Repayment of long-term debt.................................................................       (4)          --
(Decrease) increase in short-term borrowings and current portion of long-term debt..........     (273)         155
                                                                                               ------       ------
Net cash (used for) provided by financing activities........................................     (244)         129
                                                                                               ------       ------
Net cash (used for) provided by continuing operations.......................................     (113)       2,582
                                                                                               ------       ------
Net cash used for discontinued operations...................................................       --           (3)
                                                                                               ------       ------
Net (decrease) increase in cash and cash equivalents........................................     (113)       2,579
Cash and cash equivalents at beginning of period............................................    1,533        1,174
                                                                                               ------       ------
Cash and cash equivalents at end of period..................................................   $1,420       $3,753
                                                                                               ======       ======


        The accompanying notes are an integral part of these statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with U.S.generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999,
(the Form 10-K). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.  Pro Forma Financial Information

The unaudited condensed pro forma income statement data presented below assume the PolyGram acquisition and the sale of Tropicana occurred at the beginning of the 1998 fiscal year. The pro forma information is not necessarily indicative of the combined results of operations of the Company that would have occurred if the transactions had occurred on the dates previously indicated, nor is it necessarily indicative of future operating results of the Company.

                                                         QUARTER
                                                   ENDED SEPTEMBER 30,
                                                   1999           1998
                                                 --------       ---------
                                                  ACTUAL        PRO FORMA
Millions, except per share amounts
----------------------------------

Revenues.......................................   $3,643          $3,578
Net loss.......................................   $ (124)         $   (4)
Loss per share:
  Basic........................................   $(0.29)         $(0.01)
  Diluted......................................   $(0.29)         $(0.01)

3.    Sale of Businesses

Disposition of Champagne Operations

On July 2, 1999, the Company completed the sale of its Mumm and Perrier-Jouet Champagne operations for approximately $310 million in cash. The sale price approximated book value and therefore no gain or loss was recognized. Through agreement with the purchaser, Seagram has retained global distribution rights for Mumm and Perrier-Jouet Champagnes for a ten-year period following the sale.

Disposition of Concert Operations

On September 10, 1999, the Company completed the sale of Universal Concerts, Inc. for proceeds of approximately $190 million. This transaction resulted in a pretax gain of $98 million ($55 million after tax).

4.  Restructuring Charge and Exit Activities

Restructuring Charge

Management developed and committed to a formal plan that was communicated to employees to restructure its music and filmed entertainment operations after the acquisition of PolyGram. This plan resulted in a fiscal 1999 pre-tax restructuring charge of $405 million. The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and includes severance, elimination of duplicate facilities and labels, termination of artists' and distribution contracts and costs related to exiting film production arrangements and properties in development. The major components of the charge were:

                                         Filmed
Millions                    Music     Entertainment   Total
--------                    -----     -------------   -----
Severance and other
  employee-related costs     $111         $15          $126
Facilities and labels         124           4           128
Contract termination and
  other costs                  78          73           151
                             ----         ---          ----
                             $313         $92          $405
                             ----         ---          ----

The severance and other employee related costs provided for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facilities and labels elimination costs provided for domestic and international lease and label terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations were comprised primarily of artists' contracts, distribution contracts, story property commitments and filmed entertainment term deals. The cash and non-cash elements of the restructuring charge approximated $318 million and $87 million, respectively. The utilization of the restructuring charge through September 30, 1999 is as follows:

                           Original      Utilized         Balance at
Millions                   Accrual    Cash   Non-cash  September 30, 1999
--------                   --------   ----   --------  ------------------
Severance and other
  employee-related costs     $126     $ 57      $ 3          $ 66
Facilities and labels         128        5       14           109
Contract termination and
  other costs                 151       45        9            97
                             ----     ----      ---          ----
                             $405     $107      $26          $272
                             ----     ----      ---          ----

As part of the restructuring initiative, approximately 985 employees have separated from the Company as of September 30, 1999. The Company anticipates that all restructuring activities will be substantially completed by June 30, 2000.

Accrual for Acquisition-Related Exit Activities

In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. In fiscal 1999, a $490 million accrual for exit activities was established related to the acquired PolyGram business. The accrual consisted principally of facility elimination costs, contract terminations and the severance or relocation of approximately 1,700 employees. As at September 30, 1999, approximately $215 million of the accrual had been utilized and approximately 1,235 employees had been terminated.

5.  Investment in DuPont and USAi

At September 30, 1999, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market value, which was $995 million at September 30, 1999. The underlying historical book value of the DuPont shares is $187 million.

At September 30, 1999, the Company owned 9.1 million shares of the outstanding common stock of USA Networks, Inc. (USAi). The investment, which is accounted for at market value ($352 million at September 30, 1999), has an underlying cost of $211 million. At September 30, 1999, the Company also owned 6.7 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.


6.    Supplementary Financial Statement Information

                                          September 30,     June 30,
Millions                                       1999           1999
--------                                  -------------     --------
INVENTORIES
Beverages                                    $ 2,128         $ 2,233
Materials, supplies and other                    496             394
                                             -------         -------
                                             $ 2,624         $ 2,627
                                             =======         =======

PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at cost       $ 4,562         $ 4,485
Accumulated depreciation                      (1,438)         (1,327)
                                             -------         -------
                                             $ 3,124         $ 3,158
                                             =======         =======

                                                  Quarter Ended
                                                  September 30,
Millions                                       1999            1998
--------                                     --------        --------
EXCISE TAXES (included in revenues
  and cost of revenues)                        $203            $183
                                               ====            ====


7.  Comprehensive Income (Loss)

The components of the Company's total comprehensive income (loss) were as follows:

                                                     Quarter
                                                Ended September 30,
MILLIONS                                       1999            1998
--------                                     --------        --------
Net income (loss)                              $(124)         $1,164
Currency translation adjustments                 209             117
Unrealized holding loss in equity
  security, net of tax                           (88)           (222)
                                               -----          ------
Total comprehensive income (loss)              $  (3)         $1,059
                                               =====          ======

8.   Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. (JES), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (214,073 shares at September 30, 1999). The Company has guaranteed the LYONs on a subordinated basis.

In addition, the Company has unconditionally guaranteed JES's 5.79% Senior Notes due 2001, 6.25% Senior Notes due 2001, 6.4% Senior Notes due 2003, 6.625% Senior Notes due 2005, 8.375% Debentures due 2007, 7% Debentures due 2008, 6.8% Senior Notes due 2008, 8.875% Debentures due 2011, 9.65% Debentures due 2018, 7.5% Senior Debentures due 2018, 9% Debentures due 2021, 7.6% Senior Debentures due 2028, 8% Quarterly Income Debt Securities due 2038 (QUIDS) and 7.5% Adjustable Conversion-rate Equity Security Units.

Summarized financial information for JES and its subsidiaries is presented below. Separate financial statements and other disclosures related to JES are not provided because management has determined that such information does not provide additional meaningful information to holders of JES debt securities.

                                   Quarter
                              Ended September 30,
MILLIONS                       1999        1998
--------                      ------      ------
Revenues                       $558        $506
Cost of revenues               $348        $320
Net income                     $ 64        $ 40

                           September 30,    June 30,
                               1999           1999
                              -------       -------
Current assets                $ 1,791       $ 1,674
Noncurrent assets              18,471        18,602
                              -------       -------
                              $20,262       $20,276
                              =======       =======

Current liabilities           $   858       $ 1,099
Noncurrent liabilities         10,257        10,014
Shareholders' equity            9,147         9,163
                              -------       -------
                              $20,262       $20,276
                              =======       =======




9.  Earnings Per Share and Common Shares

At September 30, 1999, 53,455,506 common shares were potentially issuable upon the conversion of the LYONs, the exercise of employee stock options, conversion of deferred share units and the early settlement of the contracts to purchase common shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the quarters ended September 30, 1999 -- 432,842,035 and September 30, 1998 -- 347,359,705. Diluted net income per share was based on the following weighted average number of shares outstanding during the quarter ended September 30, 1998 -- 349,953,080. Average shares of 7,146,720 were not included in the computation of diluted net income per share in the quarter ended September 30, 1999 because to do so would have been anti-dilutive.

In the quarter ended September 30, 1999, the Company issued 809,058 shares upon the exercise of employee stock options, deferred compensation and the conversion of LYONs.


10.  Business Segment Information

The Company's four reportable segments are music, filmed entertainment, recreation and other, and spirits and wine. Each of these reportable segments is a strategic business unit that offers different products and services that are marketed through different channels. They are managed separately because of their unique customers, technology, marketing and distribution requirements. The Company evaluates its segments and allocates resources to them based on several performance measures, including operating earnings before interest, taxes, depreciation and amortization from consolidated companies (EBITDA). While not a standard measurement under GAAP, the Company believes EBITDA is an appropriate measure of operating performance, given the goodwill associated with the Company's acquisitions. However, EBITDA could be defined differently by other companies and should be considered in addition to, not as a substitute for, other measures of financial performance including revenues and operating income. There are no intersegment revenues; however, corporate headquarters allocates a portion of its costs to each of its operating segments. The Company does not allocate interest income, interest expense, income taxes or unusual items to segments.

Business Segment Data

                                      Filmed      Recreation   Spirits
Millions                  Music    Entertainment  and Other    and Wine   Corporate   Total
--------                 ------   -------------  ----------    --------   ---------   -----
SEPTEMBER 30, 1999
Revenues                 $1,412       $873          $209        $1,149      $ --      $3,643
EBITDA                   $  185       $(38)         $ 49        $  156      $ --      $  352
Depreciation and
  amortization             (189)       (21)          (25)          (31)       (2)       (268)
Corporate expenses           --         --            --            --       (12)        (12)
                         ------       ----          ----        ------      ----      ------
Operating income (loss)  $   (4)      $(59)         $ 24        $  125      $(14)     $   72
                         ======       ====          ====        ======      ====      ======
Capital expenditures     $   52       $ 19          $ 14        $   35      $ --      $  120


SEPTEMBER 30, 1998
Revenues                 $  420       $618          $188        $1,021      $ --      $2,247
EBITDA                   $   21       $ 93          $ 34        $  144      $ --      $  292
Depreciation and
  amortization              (31)       (18)          (20)          (30)       (2)       (101)
Corporate expenses           --         --            --            --       (12)        (12)
                         ------       ----          ----        ------      ----      ------
Operating income (loss)  $  (10)      $ 75          $ 14        $  114      $(14)     $  179
                         ======       ====          ====        ======      ====      ======
Capital expenditures     $   12       $ 19          $ 34        $   33      $ --      $   98


Geographic Data

The following table presents revenues by geographic area for the quarters ended September 30, 1999 and 1998. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues exceed 10 percent of the total.

MILLIONS                              Revenues
--------                              --------

SEPTEMBER 30, 1999
United States                         $  1,780
United Kingdom                             379
Canada                                     113
Other countries                          1,371
                                      ---------
                                      $  3,643
                                      =========

SEPTEMBER 30, 1998
United States                         $  1,296
United Kingdom                             164
Canada                                      74
Other countries                            713
                                      ---------
                                      $  2,247
                                      =========


11.   New Accounting Guidance

On July 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which required that costs of start-up activities be expensed as incurred. The adoption of SOP 98-5 resulted in an $84 million after-tax charge in the quarter ended September 30, 1999, which was recorded as a cumulative effect of a change in accounting principle. The cumulative effect is principally related to costs associated with the expansion of our recreation operations.

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARABILITY

The discussion presented below includes an analysis of total Seagram and business segment results prepared in accordance with GAAP. Supplemental financial data includes operating earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. Because of the significant goodwill associated with our acquisitions, we believe EBITDA is an appropriate measure of operating performance. However, you should note that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance as defined by GAAP and may be defined differently by other companies. Investments in companies that are not consolidated with the results of Seagram are reported as "equity earnings from unconsolidated companies". This discussion includes, as supplemental financial data, information about our share of the results of revenues and EBITDA related to these investments.

To enhance comparability, financial information for the quarter ended September 30, 1998 is also presented on a pro forma basis, which illustrates the effect of the acquisition of PolyGram and the disposition of Tropicana as if the transactions had occurred at the beginning of the 1998 fiscal year. We believe that pro forma results represent meaningful comparative information for assessing earnings trends because the pro forma results include comparable operations in each period presented. The discussion of the recreation and other and spirits and wine business segments does not include pro forma comparisons, since the pro forma adjustments did not impact those segments. The pro forma results are not necessarily indicative of the combined results that would have occurred had the events actually occurred at the beginning of our 1998 fiscal year. We believe this information will help you to better understand our business results.

Management's discussion and analysis of our results of operations and liquidity should be read in conjunction with the accompanying financial statements, as well as the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

                                                                                            Three Months Ended September 30,
                                                                                           1999          1998           1998
U S  dollars in millions, except per share amounts                                       (Actual)      (Actual)    (Pro forma)
REVENUES                                                                                $   3,643      $  2,247    $     3,578
                                                                                        ----------     ---------   ------------

OPERATING INCOME                                                                               72           179            111
Interest, net and other                                                                       161            41            156
Gain on sale of businesses                                                                     98            --             --
Provision for income taxes                                                                    110            87             13
Minority interest                                                                               4             6             (6)
Equity earnings from unconsolidated companies                                                  65            50             48
                                                                                        ----------     ---------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      (40)           95             (4)
Loss from discontinued Tropicana operations, after tax                                         --            (3)            --
Gain on sale of discontinued Tropicana operations, after tax                                   --         1,072             --
Cumulative effect of change in accounting principle, after tax                                (84)           --             --
                                                                                        ----------     ---------   ------------
NET INCOME (LOSS)                                                                       $    (124)     $  1,164    $        (4)
                                                                                        ==========     =========   ============
EARNINGS PER SHARE - BASIC
   Income (loss) from continuing operations                                             $   (0.09)     $   0.27    $     (0.01)
   Loss from discontinued operations                                                           --         (0.01)            --
   Gain on sale of discontinued operations                                                     --          3.09             --
   Cumulative effect of accounting change                                                   (0.20)           --             --
                                                                                        ----------     ---------   ------------
   NET INCOME (LOSS)                                                                    $   (0.29)     $   3.35    $     (0.01)
                                                                                        ==========     =========   ============
EARNINGS PER SHARE - DILUTED
   Income (loss) from continuing operations                                             $   (0.09)     $   0.27    $     (0.01)
   Loss from discontinued operations                                                           --         (0.01)            --
   Gain on sale of discontinued operations                                                     --          3.07             --
   Cumulative effect of accounting change                                                   (0.20)           --             --
                                                                                        ----------     ---------   ------------
   NET INCOME (LOSS)                                                                    $   (0.29)     $   3.33    $     (0.01)
                                                                                        ==========     =========   ============
Net cash provided by (used for) operating activities                                    $      38      $   (449)
Net cash (used for) provided by investing activities                                    $      93      $  2,902
Net cash (used for) provided by financing activities                                    $    (244)     $    129

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                                                               $   3,643      $  2,247    $     3,578
   Unconsolidated companies                                                                   639           545            545
                                                                                        ----------     ---------   ------------
                                                                                        $   4,282      $  2,792    $     4,123
                                                                                        ==========     =========   ============

EBITDA
   Consolidated companies                                                               $     352      $    292    $       404
   Unconsolidated companies                                                                   142           123            123
                                                                                        ----------     ---------   ------------
                                                                                              494           415            527
   Adjustment for unconsolidated companies                                                   (142)         (123)          (123)
   Depreciation and amortization                                                             (268)         (101)          (281)
   Corporate                                                                                  (12)          (12)           (12)
                                                                                        ----------     ---------   ------------
OPERATING INCOME                                                                        $      72      $    179    $       111
                                                                                        ==========     =========   ============

ACTUAL
Revenues increased 62 percent in the quarter ended September 30, 1999 compared to the prior-year period, primarily reflecting the acquisition of PolyGram. Operating income declined from $179 million to $72 million largely as a result of higher amortization and depreciation expense associated with the acquisition. EBITDA from consolidated companies increased 21 percent to $352 million, reflecting strong performances by our music, recreation and spirits and wine businesses, partially offset by results in our film business. The first quarter results include a $98 million gain related to the sale of our concert operations. The net gain, after tax, was $55 million. Proceeds from the concert business sale approximated $190 million. During the quarter we also sold our Champagne operations for $310 million, an amount which approximated the book value of those operations. A net loss of $124 million or $0.29 per share (basic and diluted) was incurred in the quarter, which included the $55 million after-tax gain on the sale of our concert operations and a $84 million cumulative effect of an accounting change related to start-up activities. Excluding these items, the net loss was $95 million or $0.22 per share (basic and diluted). In the prior-year quarter, net income of $1,164 million or $3.35 per basic share and $3.33 per diluted share included a $1.1 billion after-tax gain on the sale of Tropicana. Excluding the discontinued Tropicana operations, net income was $95 million or $0.27 per share (basic and diluted).

PRO FORMA
On a pro forma basis, revenues increased two percent in the quarter as compared to the prior-year period. Operating income declined from $111 million to $72 million and EBITDA from consolidated companies declined 13 percent as the filmed entertainment performance more than offset strong growth in all other business segments.

BUSINESS SEGMENT RESULTS

MUSIC

                                                       Three Months Ended September 30,
                                                      1999          1998           1998
U.S. dollars in millions                            (Actual)      (Actual)      (Pro forma)
REVENUES                                            $  1,412      $    420       $  1,512

OPERATING LOSS                                      $     (4)     $    (10)      $    (38)

Equity earnings from unconsolidated companies       $      3      $      4       $      2

SUPPLEMENTAL FINANCIAL DATA:

REVENUES

  Consolidated companies                            $  1,412      $    420       $  1,512
  Unconsolidated companies                                27            33             33
                                                    ---------     ---------      ---------
                                                    $  1,439      $    453       $  1,545
                                                    =========     =========      =========
EBITDA
  Consolidated companies                            $    185      $     21       $    165
  Unconsolidated companies                                 3             5              5
                                                    ---------     ---------      ---------
                                                         188            26            170
  Adjustment for unconsolidated companies                 (3)           (5)            (5)
  Depreciation and amortization                         (189)          (31)          (203)
                                                    ---------     ---------      ---------
OPERATING LOSS                                      $     (4)     $    (10)      $    (38)
                                                    =========     =========      =========

CONSOLIDATED OPERATIONS
Actual -- Revenues and EBITDA show significant increases reflecting the acquisition of PolyGram. An operating loss of $4 million was incurred in the quarter, compared to a loss of $10 million last year. Of the $1,412 million total music revenues, 44 percent were generated in North America, the European and African markets accounted for 41 percent, Asia Pacific contributed 10 percent and Latin America generated the remaining 5 percent. Our market share continues to be strong internationally in key markets, including France, the U.K., Germany and Brazil and remains strong in the U.S., where we maintain a leading market position. Major album sales in the quarter included those by Shania Twain, Limp Bizkit, Boyzone, Nine Inch Nails and the soundtrack from the Universal feature film Notting Hill. In the second quarter, we expect significant sales from such artists as Shania Twain, Enrique Iglesias and Bryan Adams, among others.

Pro forma -- Revenues declined seven percent in the quarter primarily due to the impact of unfavorable foreign exchange, divested operations and our effort to reduce unprofitable acts from our artist roster. Operating income improved from a pro forma loss of $38 million in the prior-year first quarter to a loss of $4 million in the current quarter. EBITDA increased 12 percent compared with a very strong quarter last year. Excluding the impact of foreign exchange, EBITDA would have increased 18 percent. These improvements are due to strong chart positions, particularly in North America and Europe. Our cost savings program is progressing as anticipated as we proceed with the integration of PolyGram. Investments in electronic commerce (e-CAT) continue, as we believe that emerging technologies will be important to the music business.

UNCONSOLIDATED OPERATIONS
The equity in earnings from unconsolidated companies, consisting primarily of the results of certain concert operations, was $3 million for the quarter, a decrease of $1 million compared to the same period in 1998. Concert operations were sold during September 1999.

FILMED ENTERTAINMENT

                                                       Three Months Ended September 30,
                                                      1999          1998           1998
U.S. dollars in millions                            (Actual)      (Actual)      (Pro forma)
REVENUES                                            $    873      $    618       $    857

OPERATING INCOME (LOSS)                             $    (59)     $     75       $     35

Equity earnings from unconsolidated companies       $     63      $     28       $     28

SUPPLEMENTAL FINANCIAL DATA:

REVENUES

  Consolidated companies                            $    873      $    618       $    857
  Unconsolidated companies                               441           407            407
                                                    ---------     ---------      ---------
                                                    $  1,314      $  1,025       $  1,264
                                                    =========     =========      =========
EBITDA
  Consolidated companies                            $    (38)     $     93       $     61
  Unconsolidated companies                                97            78             78
                                                    ---------     ---------      ---------
                                                          59           171            139
  Adjustment for unconsolidated companies                (97)          (78)           (78)
  Depreciation and amortization                          (21)          (18)           (26)
                                                    ---------     ---------      ---------
OPERATING INCOME (LOSS)                             $    (59)     $     75       $     35
                                                    =========     =========      =========



CONSOLIDATED OPERATIONS

Actual -- Filmed Entertainment revenues increased 41 percent in the quarter reflecting the strong performance of The Mummy, Notting Hill and American Pie. Despite this performance, operating income decreased from income of $75 million to a loss of $59 million in the current quarter. EBITDA also declined from $93 million to a loss of $38 million in the current quarter. Disappointing box office performance of Mystery Men, Dudley Do Right and For Love of The

Game, as well as several films released earlier in the calendar year, more than offset the strong performance of the above. Television results also declined reflecting lower sales of library product.

We believe the movie slate for the remainder of the calendar year is strong, with releases including: The Bone Collector, End of Days and Man on the Moon. While our film business demonstrates continued improvement and we anticipate improved box office performance in fiscal year 2000, we expect that it will be several more quarters before our film business returns to profitability.

Pro forma - Pro forma Filmed Entertainment includes the results of PolyGram Filmed Entertainment. Revenues increased two percent in the quarter, largely driven by higher motion picture revenues from The Mummy and American Pie. Operating income and EBITDA losses in the quarter are discussed above.

UNCONSOLIDATED OPERATIONS
Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. Led by significant improvement in operating results in the businesses of USANi LLC and Loews Cineplex, the equity in earnings from unconsolidated companies increased from $28 million in the first quarter of the prior year to $63 million in the current quarter. Revenues from unconsolidated companies increased eight percent in the quarter while EBITDA increased 24 percent.

RECREATION

                                                       Three Months Ended
                                                         September 30,
U.S. dollars in millions                                1999      1998
REVENUES                                               $ 209     $ 188

OPERATING INCOME                                       $  24     $  14

Equity earnings (losses) from unconsolidated
  companies                                            $  (1)    $  18


SUPPLEMENTAL FINANCIAL DATA:

REVENUES
     Consolidated companies                            $ 209     $ 188
     Unconsolidated companies                            139        87
                                                       -----     -----
                                                       $ 348     $ 275
                                                       =====     =====

EBITDA
     Consolidated companies                            $  49     $  34
     Unconsolidated companies                             40        39
                                                       -----     -----
                                                          89        73
     Adjustment for unconsolidated companies             (40)      (39)
     Depreciation and amortization                       (25)      (20)
                                                       -----     -----
OPERATING INCOME                                       $  24     $  14
                                                       =====     =====

CONSOLIDATED OPERATIONS
Revenues related to our recreation and other business segment increased 11 percent in the quarter, operating income increased 71 percent and EBITDA increased 44 percent. These improvements reflect increased management fees from the expansion of Universal Studios Escape, improved performance at Universal Studios Hollywood and a full quarter of Wet'n Wild results, which was purchased in September 1998. Universal Studios Hollywood contributed to EBITDA growth through improved attendance and aggressive cost management. Paid attendance increased two percent, driven, in part, by the opening of Terminator 2:3D in May, with total per capita spending increasing three percent.

UNCONSOLIDATED OPERATIONS
Equity in earnings from unconsolidated companies declined from income of $18 million in the first quarter of last year to a loss of $1 million this year, partly due to the pre-opening development costs at Universal Studios Japan. In addition, the prior year comparatives included a gain recognized by Sega GameWorks on the sale of its game sales operation to Sega. Revenues from unconsolidated companies increased 60 percent and EBITDA increased three percent. At Universal Studios Escape, the opening of Universal Studios Islands of Adventure, Hard Rock Live and CityWalk contributed to a 31 percent EBITDA increase, a 67 percent increase in paid attendance and a three percent increase in total per capita spending. The Portofino Bay Hotel which is owned by a joint venture in which we have a 25 percent interest, opened in September to strong reviews and strong advance bookings.

SPIRITS AND WINE

                                                       Three Months Ended
                                                         September 30,
U.S. dollars in millions                                1999      1998
REVENUES                                               $1,149     $1,021

OPERATING INCOME                                       $  125     $  114

Equity earnings from unconsolidated
  companies                                            $   --     $   --


SUPPLEMENTAL FINANCIAL DATA:

REVENUES
     Consolidated companies                            $1,149     $1,021
     Unconsolidated companies                              32         18
                                                       ------     ------
                                                       $1,181     $1,039
                                                       ======     ======

EBITDA
     Consolidated companies                            $  156      $ 144
     Unconsolidated companies                               2          1
                                                       ------     ------
                                                          158        145
     Adjustment for unconsolidated companies               (2)        (1)
     Depreciation and amortization                        (31)       (30)
                                                       ------     ------
OPERATING INCOME                                       $  125     $  114
                                                       ======     ======


CONSOLIDATED OPERATIONS
Revenues increased 13 percent, operating income increased 10 percent and EBITDA increased eight percent in the first quarter. Excluding the results of the Champagne operations, operating income increased 19 percent and EBITDA increased 16 percent. Operating income (excluding the Champagne operations) as a percentage of revenues for total spirits and wine improved from 10.3 percent last year to 10.9 percent in the current quarter. The improved results were driven by continued momentum in the global spirits and wine business and volume growth across all four geographic regions. Total spirits and wine case volumes, including unconsolidated companies, increased 11 percent in the quarter. Volumes in North America were very strong partially reflecting millennium sales and the timing of price increases. Latin American volumes increased six percent primarily due to growth in Mexico, driven by Don Julio Tequila, and in Venezuela. Volumes in Asia Pacific increased 17 percent as the region continues to demonstrate substantial recovery, notably in Korea and Greater China. Europe and Africa reported 13 percent volume growth, led by Germany, Spain, France, Italy and the U.K. Globally, volumes for Crown Royal, Captain Morgan and Chivas Regal increased 39, 21 and nine percent, respectively. ABSOLUT VODKA, which is owned by V&S Vin &

Sprit AB and distributed by us in major international markets, had a 12 percent increase in volume driven by the successful introduction of ABSOLUT MANDRIN in the United States. Volumes of Royal Salute increased 16,000 cases or 153 percent, reflecting improvement in Asia. Sales of Don Julio, the super premium Tequila that joined the spirits and wine portfolio in May 1999, got off to a strong start in both the United States and Mexico. Case volumes of Martell declined 11 percent primarily due to the timing of shipments in Europe.

In the quarter, cost of goods sold as a percentage of revenues increased to 54.7 percent from 51.3 percent in the prior year quarter. Selling, general and administrative expenses as a percentage of revenues decreased to 33.3 percent from 37.5 percent partially due to the timing and reduction of overhead spending. At constant foreign exchange rates, global marketing expense increased 30 percent in the quarter, with a focus on our core brands in anticipation of heightened trade activity related to the millennium. Brand equity build increased approximately 50 percent at constant exchange rates as we continued to invest for future growth by supporting our brands in key markets.

UNCONSOLIDATED OPERATIONS
The equity in earnings of unconsolidated companies remained unchanged year-on-year at breakeven. Revenues from unconsolidated companies increased over 75 percent in the quarter and EBITDA doubled to $2 million. In the current fiscal year there is only one spirits and wine unconsolidated company, Kirin-Seagram Limited in Japan. In fiscal 1999, the unconsolidated companies also included Seagram (Thailand) Limited for nine months to March 1999 at which time we increased our investment in Thailand and began to consolidate that affiliate.


OTHER INCOME AND EXPENSES

Corporate expenses were $12 million for the quarter, unchanged from the prior year. Interest, net and other in the quarter included net interest expense of $167 million, offset by $6 million of dividend income from DuPont. The increase of $120 million from the prior year reflects the interest costs associated with funding the PolyGram acquisition. On a pro forma basis, interest, net and other was comparable with the $156 million reported for the first quarter of fiscal 1999.

TAXES

The first quarter tax provision was calculated using an estimated annual effective rate, excluding the tax on the sale of concert operations, of negative 80 percent. This effective rate is adversely affected by the non-deductible amortization associated with our acquisitions. Excluding this non-deductible amortization, the effective annual rate would be approximately 30 percent.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the quarter we recorded an $84 million after-tax charge related to the cumulative effect of a change in accounting principle. The change relates to the treatment of costs related to start-up activities, which now must be expensed as incurred. The cumulative effect is principally related to costs associated with the expansion of our recreation operations. Beginning July 1, 1999, start-up costs are expensed as incurred and are not anticipated to have a significant impact on our financial results.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Financial Position -- Current assets of $9.0 billion at September 30, 1999 were $84 million higher than at June 30, 1999, a variance of less than one percent. Current liabilities decreased $200 million to $7.9 billion at September 30, 1999, primarily due to a decrease in short-term borrowings. Shareholders' equity was $12.8 billion at September 30, 1999, $44 million below June 30, 1999. Our total long- and short-term debt, net of cash and short-term investments, decreased to $6.9 billion at September 30, 1999 from $7.0 billion at June 30, 1999. Our ratio of net debt to total capitalization (including minority interest) remained unchanged at 32 percent.

Cash Flows from Operating Activities -- Net cash provided by operating activities totaled $38 million in the quarter, an increase of $487 million from the first quarter of fiscal 1999. Contributing to this favorable variance were lower working capital requirements partially offset by a reduction in income from continuing operations.

Cash Flows from Investing Activities -- Net cash provided by investing activities was $93 million in the quarter. The $310 million proceeds from the sale of Champagne operations together with $190 million proceeds from the sale of Universal Concerts Inc., were partially offset by an additional $242 million investment in USANi LLC, capital expenditures of $120 million and other investments of $45 million. The capital expenditures by business segment were Music $52 million, Filmed Entertainment $19 million, Recreation $14 million, and Spirits and Wine $35 million. In the first quarter of fiscal 1999, the net cash provided by investing activities was $2.9 billion comprised of $3.3 billion pre-tax proceeds from the Tropicana disposition partially offset by an additional investment in USANi LLC of $231 million, capital expenditures of $98 million and other investments of $57 million. The capital expenditures by business segment were Music $12 million, Filmed Entertainment $19 million, Recreation $34 million, and Spirits and Wine $33 million.

Cash Flows from Financing Activities -- Financing activities in the quarter used $244 million. A $273 million decrease in short-term borrowings, a $4 million repayment of long-term debt and dividend payments of $72 million were partially offset by a $75 million supplemental issuance of Adjustable Conversion-rate Equity Security Units and a $30 million issuance of shares upon exercise of stock options and conversion of LYONs. In the first quarter of fiscal 1999, financing activities provided $129 million primarily due to a $155 million increase in short-term borrowings, a $20 million issuance of long-term debt and a $11 million issuance of shares upon exercise of stock options and conversion of LYONs, partially offset by dividend payments of $57 million.

Working Capital -- Our working capital position is reinforced by available credit facilities of approximately $7.6 billion. These facilities are used to support our commercial paper borrowings and are available for general corporate purposes. We believe our access to external capital resources together with internally generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

Evolving technology allows consumers to experience music in new electronic mediums and formats. Through a variety of strategic alliances and independent initiatives, we continue to invest resources in the technology and electronic commerce areas.

International Exchange - We employ a variance/covariance approach in our calculation of Value at Risk (VaR), which measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period. The VaR, which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with our exposure to interest rates at September 30, 1999 was $38 million. This exposure is primarily related to long-term debt with fixed interest rates. The VaR, which is the potential loss in earnings associated with our exposure to foreign exchange rates, primarily to hedge cash flow exposures denominated in foreign currencies, was $12 million at September 30, 1999. These exposures include intercompany trade accounts, service fees, intercompany loans and third party debt. We are subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the Company's VaR calculation.

YEAR 2000 ISSUE

During the quarter, we have made continued progress in our efforts to minimize potential business disruption associated with the Year 2000 (Y2K) issue. Modification or replacement of time or date sensitive information technology
(IT) is necessary so that the affected systems will properly recognize dates beyond December 31, 1999. If not corrected, certain systems may fail or miscalculate data. Failures or miscalculations may not only result from IT systems, but from non-IT systems, such as equipment that relies on embedded technology. Risks associated with the Y2K issue also include the potential impact of third parties on our business, including vendors and government services. The Y2K issue could impact all areas of our business, including the production and distribution of music, film and beverage products, operation of theme parks and retail stores. Our overall plan to address the Y2K issue is described more fully in our 1999 Annual Report on Form 10-K. The following is an update of the information included therein.

Assessment - Our assessment phase is now complete.

Remediation, Testing and Validation - Of the approximate 4,100 critical systems identified during the assessment phase of our program, remediation, testing and validation of 97 percent of the systems is now considered complete. The remaining three percent of critical systems are currently in the remediation stage, with completion of all critical systems, including testing and validation, expected by November 30, 1999.

Third-Party Vendors and Customers - Our assessment of the Y2K readiness of critical third-party vendors, customers, governments and financial institutions is now complete. We are continuing to evaluate the Y2K readiness of non-critical third parties.

Contingency Planning - In addition to assessment, remediation and testing of systems, we are in an ongoing process of developing contingency plans for all business processes which have been identified as critical. All such elements, including dependencies on third parties, have been identified, and we expect detailed contingency plans will be in place by December 31, 1999.

Of our anticipated $75 million in costs related to assessment and remediation of IT and non-IT systems, 60 percent of the estimated costs have been incurred as of September 30, 1999. Our estimated costs do not include the costs of redeployed internal resources or the costs of internally developed software or hardware which is being replaced or developed in the normal course of business. We continue to expect that certain remediation efforts related to non-critical systems and contingency planning efforts will extend well into 2000. All costs associated with our plan will be funded through operations.

The costs of the Company's Y2K remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. There are no assurances that these estimates will be accurate, and actual amounts may differ materially based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

We expect that the Y2K issue will not pose significant operational problems for us. While we have completed substantially all phases of our Y2K program relating to critical systems, we are dependent on third parties whose progress is not within our control. As with many multinational companies, we continue to believe that our most likely "worst case" scenario involves potential disruptions in services from critical third- parties, such as governments, vendors, customers and financial institutions. Such failures could have a material adverse effect on our operations and at the present time we cannot estimate the likelihood or potential costs of such failures. In addition, while we believe our Y2K program will minimize the likelihood of significant business disruptions, delays in the implementation of new systems, a failure to fully identify all embedded technology potentially affected by the Y2K issues and unexpected failures of critical internal systems also could have a material adverse effect on our operations.

Statements concerning Y2K issues which contain more than historical information may be considered forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements, and our Y2K discussion should be read in conjunction with our statement on forward-looking statements which appears below.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that are "forward-looking statements," in that they include statements regarding the intent, belief or current expectations of our management with respect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, internet or theme park projects, and Y2K remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

- Changes in global and localized economic and political conditions which may affect attendance and spending at our theme parks, purchases of our consumer products and the performance of our filmed entertainment operations.

- Changes in financial and equity markets, including significant interest rate and foreign currency rate fluctuations, which may affect our access to, or increase the cost of financing for our operations and investments.

- Increased competitive product and pricing pressures and unanticipated actions by competitors that could impact our market share, increase expenses and hinder our growth potential.

- Changes in consumer preferences and tastes, which may affect all our business segments.

- Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, impair performance at our theme parks in California, Florida and Spain.

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

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the proceedings commenced by the Australian Competition and Consumer Commission (ACCC) on August 30,1999, described on page 12 of the Form 10-K. Universal has received Answers to its Request for Particulars from the ACCC, along with an amended Statement of Claim. Universal and the three individuals continue to vigorously defend these proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

A total of 357,374,570 common shares were voted at the Annual Meeting of Shareholders on November 3, 1999 representing 82.5 percent of the shares entitled to be voted. Business was transacted as follows.

1. Election of Directors: The persons listed below were elected to serve on the Board of Directors until the next annual meeting. The vote tabulation with respect to each person follows:

                                                             VOTES CAST
                                        VOTES CAST           AGAINST OR
DIRECTOR                                    FOR               WITHHELD

Edgar M. Bronfman                       355,272,542           2,102,028
                                       --------------       --------------
Charles R. Bronfman                     355,280,046           2,094,524
                                       --------------       --------------
Edgar Bronfman, Jr.                     355,252,563           2,122,007
                                       --------------       --------------
Samuel Bronfman II                      355,300,674           2,073,896
                                       --------------       --------------
Stephen R. Bronfman                     355,299,859           2,074,711
                                       --------------       --------------
Matthew W. Barrett                      355,332,023           2,042,547
                                       --------------       --------------
Laurent Beaudoin                        355,324,251           2,050,319
                                       --------------       --------------
Cornelis Boonstra                       350,521,031           6,853,539
                                       --------------       --------------
Richard H. Brown                        355,334,283           2,040,287
                                       --------------       --------------
Andre Desmarais                         346,187,863          11,186,707
                                       --------------       --------------
Barry Diller                            350,486,839           6,887,731
                                       --------------       --------------
Michele J. Hooper                       355,339,443           2,035,127
                                       --------------       --------------
David L. Johnston                       355,323,574           2,050,996
                                       --------------       --------------
Marie-Josee Kravis                      355,215,188           2,159,382
                                       --------------       --------------
Robert W. Matschullat                   355,309,224           2,065,346
                                       --------------       --------------
Samuel Minzberg                         355,329,345           2,045,225
                                       --------------       --------------
John S. Weinberg                        355,309,099           2,065,471
                                       --------------       --------------

2. Ratification of Independent Accountants: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants to serve until the next annual meeting was approved by a vote of 356,459,057 shares for and 862,095 shares against, withheld, abstentions and broker nonvotes.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     The Exhibit Index filed with this Form 10-Q is on pages 23 and 24.

(b)   Current Reports on Form 8-K

      1. A Current Report on Form 8-K dated September 20, 1999, was filed to report under Item 5 and file under Item 7 the Company's consolidated financial statements for the fiscal year ended June 30, 1999.

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





Dated:  November 12, 1999

                                  EXHIBIT INDEX



Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------
2.1           Investment Agreement, dated as of October 19, 1997, as amended and restated as of December 18, 1997, among Universal Studios, Inc., for itself and on behalf of certain of its subsidiaries, HSN,
              Inc., Home Shopping Network, Inc. and Liberty Media Corporation,
              for itself and on behalf of certain of its subsidiaries
              (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

10.1 Governance Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Liberty Media
              Corporation and Barry Diller (incorporated by reference to Exhibit 33 to Schedule 13D/A dated February 23, 1998 of TeleCommunications, Inc., The Seagram Company Ltd.,
              Universal Studios, Inc., Barry Diller, BDTV Inc., BDTV II INC.,
              BDTV III INC. and BDTV IV INC. (the "Schedule 13D").

10.2 Stockholders Agreement, dated as of October 19, 1997, among Universal Studios, Inc., HSN, Inc., Liberty Media
              Corporation, Barry Diller and The Seagram Company Ltd.
              (incorporated by reference to Exhibit 34 to the Schedule 13D).

10.3          Agreement, dated as of October 19, 1997, among Universal
              Studios, Inc., HSN, Inc. and Liberty Media Corporation
              (incorporated by reference to Exhibit 35 to the Schedule 13D).

10.4          Exchange Agreement, dated as of October 19, 1997, among Universal
              Studios, Inc., HSN, Inc. and Liberty Media Corporation
              (incorporated by reference to Exhibit 36 to the Schedule 13D).

10.5          Amended and Restated LLC Operating Agreement, dated as of February
              12, 1998, among USA Networks, Inc., Universal Studios, Inc.,
              Liberty Media Corporation and Barry Diller (incorporated by
              Reference to Exhibit 37 to the Schedule 13D).

10.6 Amendment and Restatement Agreement dated as of October 20, 1999, in respect of the US $6,500,000,000 Credit Agreement dated as of October 21, 1998, among Joseph E. Seagram & Sons, Inc., The
              Seagram Company Ltd., J.E. Seagram Corp., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
              Citibank, N.A., as Syndication Agent, and Bank of America NT&SA and Bank of Montreal, as Co-Documentation Agents.

10.7 Amendment and Restatement Agreement dated as of October 20, 1999, in respect of the US $1,100,000,000 Credit Agreement dated as of December 21, 1994, as amended and restated as of October 23, 1998, among The Seagram Company Ltd., the Lenders party thereto, and Bank of Montreal, as Administrative Agent.

10.8 Amendment and Restatement Agreement dated as of October 20, 1999, in respect of the US $2,000,000,000 Credit Agreement dated as of November 23, 1994, as amended and restated as of October 21, 1998, among Joseph E. Seagram & Sons, Inc., The Seagram Company Ltd.,
              J.E. Seagram Corp., the Lenders party thereto, The Chase Manhattan
              Bank, as Administrative Agent, Citibank, N.A., as Syndication
              Agent, and Bank of Montreal, as Documentation Agent.


12(a)         Computation of Ratio of Earnings to Fixed Charges
                 - The Seagram Company Ltd.

12(b)         Computation of Ratio of Earnings to Fixed Charges
                 - Joseph E. Seagram & Sons, Inc.

27            Financial Data Schedule