Form 10-Q
period 1999-12-31
SEAGRAM CO LTD
filed 2000-02-11
CIK 88188

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

         Canada                                         None
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                    Identification No.)

       1430 Peel Street, Montreal, Quebec, Canada              H3A 1S9
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                  514-987-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X       No
    ---        ---
As of January 31, 2000, there were 434,922,407 common shares without nominal or par value issued and outstanding

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  Consolidated Statement of Income and Retained Earnings -
                        Quarter and Six Months Ended December 31, 1999 and 1998                      1

                  Consolidated Balance Sheet -
                        December 31, 1999 and June 30, 1999                                          2

                  Consolidated Statement of Cash Flows -
                        Six Months Ended December 31, 1999 and 1998                                  3

                  Notes to Consolidated Financial Statements                                       4-11

 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             12-21

PART II.  OTHER INFORMATION

 Item 1.        Legal Proceedings                                                                    22

 Item 6.        Exhibits and Reports on Form 8-K                                                     22

 Signatures                                                                                          23

 Exhibit Index                                                                                       24


                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
          (United States dollars in millions, except per share amounts)

                                                                                 Quarter                           Six Months
                                                                            Ended December 31,                 Ended December 31,
                                                                             1999            1998            1999           1998
                                                                          ----------     -----------    -----------    -----------
Revenues                                                                  $    4,970     $     3,327    $    8,613     $    5,574
Cost of revenues                                                               2,781           1,992         4,931          3,274
Selling, general and administrative expenses                                   1,682           1,149         3,103          1,935
Restructuring charge (credit)                                                    (59)            405           (59)           405
                                                                          -----------    ------------   -----------    -----------
Operating income (loss)                                                          566            (219)          638            (40)
Interest, net and other expense                                                  162              76           323            117
Gain on sale of businesses                                                         -               -            98              -
                                                                          -----------    ------------   -----------    -----------
                                                                                 404            (295)          413           (157)
Provision (benefit) for income taxes                                            (149)            (12)          (39)            75
Minority interest                                                                 16             (23)           20            (17)
Equity earnings from unconsolidated companies                                     20              34            85             84
                                                                          -----------    ------------   -----------    -----------
Income (loss) from continuing operations                                         557            (226)          517           (131)
Loss from discontinued Tropicana operations, after tax                             -               -             -             (3)
Gain on sale of discontinued Tropicana operations, after tax                       -               -             -          1,072
Cumulative effect of change in accounting principle, after tax                     -               -           (84)             -
                                                                          -----------    ------------   -----------    -----------

Net income (loss)                                                                557            (226)          433            938

Retained earnings at the beginning of the period                               8,511           9,375         8,707          8,268
Dividends paid                                                                   (71)            (58)         (143)          (115)
                                                                          -----------    ------------   -----------    -----------
Retained earnings at end of period                                        $    8,997     $     9,091    $    8,997     $    9,091
                                                                          ===========    ============   ===========    ===========

Basic earnings (loss) per share                                           $     1.29     $     (0.63)   $     1.00     $    2.65
                                                                          ===========    ============   ===========    ===========

Diluted earnings (loss) per share                                         $     1.27     $     (0.63)   $     0.99     $    2.64
                                                                          ===========    ============   ===========    ===========
Dividends paid per share                                                  $    0.165     $     0.165    $     0.33     $    0.33
                                                                          ===========    ============   ===========    ===========

Weighted average shares outstanding (thousands)                              433,532         359,693       433,187        353,526
Dilutive potential common shares (thousands)                                   4,821               -         5,984          2,350
                                                                          -----------    ------------   -----------    -----------
Adjusted weighted average shares outstanding (thousands)                     438,353         359,693       439,171        355,876
                                                                          ===========    ============   ===========    ===========

        The accompanying notes are an integral part of these statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                                    December 31,           June 30,
                                                                       1999                  1999
                                                                   -------------       ------------
Assets
Cash and cash equivalents                                          $     1,365         $     1,533
Receivables, net of allowances                                           3,917               2,985
Inventories                                                              2,470               2,627
Other current assets                                                     1,510               1,736
                                                                   -------------       ------------
     Total Current Assets                                                9,262               8,881

Investments                                                              6,010               5,663
Film costs, net of amortization                                          1,043               1,251
Music catalogs, artists' contracts and advances                          3,059               3,348
Property, plant and equipment, net                                       3,042               3,158
Goodwill and other intangible assets                                    11,933              11,871
Other assets                                                             1,118                 839
                                                                   -------------       ------------
                                                                   $    35,467         $    35,011
                                                                   =============       ============
Liabilities and Shareholders' Equity
Short-term borrowings and current portion of long-term debt        $       686         $     1,053
Payables and accrued liabilities                                         4,564               4,808
Accrued royalties and participations                                     2,607               2,285
                                                                   -------------       ------------
     Total Current Liabilities                                           7,857               8,146

Long-term debt                                                           7,656               7,468
Accrued royalties and participations                                       496                 434
Deferred income taxes                                                    2,820               2,698
Other liabilities                                                        1,478               1,499
Minority interest                                                        1,879               1,878
                                                                   -------------       ------------
     Total Liabilities                                                  22,186              22,123
                                                                   -------------       ------------
Shareholders' Equity

     Shares without par value                                            4,617               4,575
     Retained earnings                                                   8,997               8,707

     Accumulated other comprehensive income                               (333)               (394)
                                                                   -------------       ------------
     Total Shareholders' Equity                                         13,281              12,888
                                                                   -------------       ------------
                                                                   $    35,467         $    35,011
                                                                   =============       ============


        The accompanying notes are an integral part of these statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (United States dollars in millions)



                                                                                                Six Months
                                                                                            Ended December 31,
                                                                                         1999             1998
                                                                                       --------       ----------
Operating Activities
Income (loss) from continuing operations                                               $   517        $    (131)
Adjustments to reconcile income (loss) from continuing operations to net cash provided:
            Depreciation and amortization of assets                                        360              171
            Amortization of goodwill                                                       171               67
            Gain on sale of businesses                                                     (98)               -
            Minority interest in income (loss) of subsidiaries                              20              (15)
            Equity earnings from unconsolidated companies in excess
                      of dividends received                                                (68)             (47)
            Deferred income taxes                                                           39               44
            Other                                                                           37               64
            Changes in assets and liabilities, net of effect of acquisitions and dispositions:
                 Receivables, net of allowances                                         (1,128)              93
                 Inventories                                                               (57)             (52)
                 Other current assets                                                      283              (53)
                 Music catalogs, artists' contracts and advances                            23              (39)
                 Payables and accrued liabilities                                          118              284
                 Other liabilities                                                         (91)            (175)
                                                                                       --------       ----------
                                                                                          (391)             342
                                                                                       --------       ----------
Net cash provided by operating activities                                                  126              211
                                                                                       --------       ----------
Investing Activities
Acquisition of PolyGram                                                                      -           (8,607)
Sale of Tropicana                                                                            -            3,288
Sale of Champagne Operations                                                               310                -
Sale of Universal Concerts                                                                 190                -
Investment in USANi LLC                                                                   (242)            (231)
Capital Expenditures                                                                      (198)            (216)
Other                                                                                       35             (108)
                                                                                       --------       ----------
Net cash provided by (used for) investing activities                                        95           (5,874)
                                                                                       --------       ----------

Financing Activities
Dividends paid                                                                            (143)            (115)
Issuance of shares upon exercise of stock options and conversion
       of LYONS                                                                             40               61
Issuance of Adjustable Conversion-rate Equity Security Units                                75                -
Issuance of long-term debt                                                                  10            4,168
Repayment of long-term debt                                                                 (4)            (226)
(Decrease) increase in short-term borrowings and current
       portion of long-term debt                                                          (367)           1,808
                                                                                       --------       ----------
Net cash (used for) provided by financing activities                                      (389)           5,696
                                                                                       --------       ----------
Net cash (used for) provided by continuing operations                                     (168)              33
                                                                                       --------       ----------
Net cash used for discontinued operations                                                    -               (3)
                                                                                       --------       ----------
Net (decrease) increase in cash and cash equivalents                                      (168)              30
Cash and cash equivalents at beginning of period                                         1,533            1,174
                                                                                       --------       ----------
Cash and cash equivalents at end of period                                             $ 1,365        $   1,204
                                                                                       =========      ==========




        The accompanying notes are an integral part of these statements.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as amended (the Form 10-K). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three and six months are not necessarily indicative of those expected for the fiscal year.

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



                                                                 Quarter                            Six Months
                                                            Ended December 31,                   Ended December 31,
                                                            1999          1998                  1999          1998
                                                       -----------     ----------           ----------     ----------
Millions, except per share amounts                       Actual         Pro forma             Actual        Pro forma
----------------------------------

Revenues                                               $    4,970      $    5,028            $   8,613       $  8,606

Net income                                             $      557      $       48            $     433       $     44

Earnings per share:
   Basic                                               $     1.29      $     0.12            $    1.00       $   0.11
   Diluted                                             $     1.27      $     0.12            $    0.99       $   0.11


3.  Significant Transactions

Acquisition of PolyGram

During the second quarter, the Company completed its purchase price study related to the purchase of PolyGram in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed, based on fair values at the acquisition date. The final allocation of purchase price follows:

Millions
--------

Identifiable intangible assets                                  $     2,774
Goodwill                                                              9,616
Accrual for exit activities                                            (510)
All other, net                                                       (1,080)
                                                                ------------
                                                                $    10,800
                                                                ------------

In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. The accrual for exit activities consisted principally of facility elimination costs, contract terminations and the severance or relocation of approximately 1,700 employees. As at December 31, 1999, approximately $220 million of the accrual had been utilized and approximately 1,300 employees had separated from the Company.

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



                                                                        Filmed
Millions                                           Music             Entertainment           Total
--------                                        ------------         -------------        ----------
Severance and other employee-related costs      $       111           $        15          $    126
Facilities and labels                                   124                     4               128
Contract termination and other costs                     78                    73               151
                                                ------------         -------------        ----------
                                                $       313           $        92          $    405
                                                ------------         -------------        ----------

The severance and other employee-related costs provided for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facilities and labels elimination costs provided for domestic and international lease and label terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations were comprised primarily of artists' contracts, distribution contracts, story property commitments and filmed entertainment term deals. Many restructuring activities are complete or near completion. Due to favorable settlement of certain contractual and employee severance obligations, $59 million of the original restructuring accrual has been credited to income at December 31, 1999. The utilization of the restructuring charge through December 31, 1999 is as follows:

                                                  Original     Restructuring            Utilized                 Balance at
Millions                                          Accrual          Credit          Cash           Non-cash    December 31, 1999
--------                                          -------     ---------------   ----------      -----------   -----------------
Severance and other employee-related costs        $    126    $         (12)    $      (62)     $       (2)   $              50
Facilities and labels                                  128              (35)            (9)            (17)                  67
Contract termination and other costs                   151              (12)           (68)            (11)                  60
                                                  --------    ---------------   -----------     -----------   -----------------
                                                  $    405    $         (59)    $     (139)     $      (30)   $             177
                                                  --------    ---------------   -----------     -----------   -----------------




As part of the restructuring initiative, approximately 1,000 employees have separated from the Company as of December 31, 1999. Remaining restructuring activities relate principally to contractual obligations and severance payments to be made in future periods. The Company anticipates that all restructuring activities will be substantially completed by June 30, 2000.

5.  Investment in DuPont and USAi

At December 31, 1999, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market value, which was $1,083 million at December 31, 1999. The underlying historical book value of the DuPont shares is $187 million.

At December 31, 1999, the Company owned 9.1 million shares of the outstanding common stock of USA Networks, Inc. (USAi). The investment, which is accounted for at market value ($502 million at December 31, 1999), has an underlying cost of $211 million. At December 31, 1999, the Company also owned 6.7 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.

6.  Supplementary Financial Statement Information

                                                       December 31,        June 30,
Millions                                                   1999             1999
--------                                             --------------   -------------
Inventories
Beverages                                            $     2,049      $     2,233
Materials, supplies and other                                421              394
                                                     --------------   -------------
                                                     $     2,470      $     2,627
                                                     ==============   =============

Property, plant and equipment, net
Property, plant and equipment, at cost               $     4,499      $     4,485
Accumulated depreciation                                  (1,457)          (1,327)
                                                     --------------   -------------
                                                     $     3,042      $     3,158
                                                     ==============   =============



                                                                           Quarter                 Six Months
                                                                      Ended  December 31,       Ended December 31,
Millions                                                                1999        1998        1999          1998
---------                                                            ---------  ----------   ---------    -----------
Excise taxes  (included in revenues and cost of revenues)            $    320   $     282    $    523     $     465
                                                                     =========  ==========   =========    ===========



7.  Comprehensive Income (Loss)

The components of the Company's total comprehensive income (loss) were as follows:

                                                                              Quarter                      Six Months
                                                                         Ended December 31,             Ended December 31,
Millions                                                               1999            1998            1999         1998
--------                                                            -----------    --------------   -----------   ------------
Net income (loss)                                                   $       557    $       (226)    $      433    $      938
Currency translation adjustments                                           (228)              1            (19)          118
Unrealized holding gain (loss) in equity securities, net of tax             168              27             80          (195)
                                                                    -----------    --------------   -----------   ------------
Total comprehensive income (loss)                                   $       497    $       (198)    $      494    $      861
                                                                    -----------    --------------   -----------   ------------

8.  Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. (JES), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (209,648 shares at December 31, 1999). The Company has guaranteed the LYONs on a subordinated basis.

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


                                      Quarter                        Six Months
                                 Ended December 31,               Ended December 31,
Millions                        1999            1998             1999           1998
--------                     ---------       ----------      ----------     ----------
Revenues                     $    733        $     677       $    1,291     $   1,183
Cost of revenues             $    457        $     423       $      805     $     743
Net income (loss)            $    (32)       $      18       $       32     $      58



                             December 31,      June 30,
                                 1999            1999
                             ------------    ----------
Current assets               $     1,870     $   1,674
Noncurrent assets                 18,271        18,602
                             ------------    ----------
                             $    20,141     $  20,276
                             ------------    ----------

Current liabilities          $       684     $   1,099
Noncurrent liabilities            10,298        10,014
Shareholders' equity               9,159         9,163
                             ------------    ----------
                             $    20,141     $  20,276
                             ------------    ----------







9.  Earnings Per Share and Common Shares

At December 31, 1999, 53,379,741 common shares were potentially issuable upon the conversion of the LYONs, the exercise of employee stock options, conversion of deferred share units and the early settlement of the contracts to purchase common shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the quarters ended December 31, 1999 -- 433,532,153 and December 31, 1998 -- 359,692,824. During the quarter ended December 31, 1999, diluted net income per share was based on 438,353,156 weighted average shares outstanding. Average shares of 2,105,706 were not included in the computation of diluted net income per share in the quarter ended December 31, 1998 because to do so would have been anti-dilutive.

In the quarter ended December 31, 1999, the Company issued 307,009 shares upon the exercise of employee stock options, deferred compensation and the conversion of LYONs.

10.  Business Segment Information

The Company's four reportable segments are music, filmed entertainment, recreation, and spirits and wine. Each of these reportable segments is a strategic business unit that offers different products and services that are marketed through different channels. They are managed separately because of their unique customers, technology, marketing and distribution requirements. The Company evaluates its segments and allocates resources to them based on several performance measures, including operating earnings before interest, taxes, depreciation and amortization from consolidated companies (EBITDA). While not a standard measurement under GAAP, the Company believes EBITDA is an appropriate measure of operating performance, given the goodwill associated with the Company's acquisitions. However, EBITDA could be defined differently by other companies and should be considered in addition to, not as a substitute for, other measures of financial performance including revenues and operating income. There are no intersegment revenues; however, corporate headquarters allocates a portion of its costs to each of its operating segments. The Company does not allocate interest income, interest expense, income taxes or unusual items to segments.

Business Segment Data



                                                        Filmed                          Spirits
Millions                               Music        Entertainment      Recreation       and Wine     Corporate      Total
---------                            -----------    -------------    --------------   ------------   ----------   ----------
Three Months Ended
December 31, 1999
Revenues                             $     2,036    $         903    $       273      $    1,758     $       -    $   4,970
EBITDA                               $       465    $         (20)   $        45      $      304     $       -    $     794
Depreciation and amortization               (173)             (29)           (25)            (33)           (3)        (263)
Corporate expenses                             -                -              -               -           (24)         (24)
Restructuring credit                          40               19              -               -             -           59
                                     -----------    -------------    --------------   ------------   ----------   ----------
Operating income (loss)              $       332    $         (30)   $        20      $      271     $     (27)   $     566
                                     -----------    -------------    --------------   ------------   ----------   ----------
Capital expenditures                 $        37    $          11    $        16      $       14     $       -    $      78
                                     -----------    -------------    --------------   ------------   ----------   ----------

Three Months Ended
December 31, 1998
Revenues                             $       727    $         737    $       242      $    1,621     $       -    $   3,327
EBITDA                               $        81    $         (63)   $        36      $      288     $       -    $     342
Depreciation and amortization                (64)             (16)           (21)            (33)           (3)        (137)
Corporate expenses                             -                -              -               -           (19)         (19)
Restructuring charge                        (313)             (92)             -               -             -         (405)
                                     -----------    -------------    --------------   ------------   ----------   ----------
Operating income (loss)              $      (296)   $        (171)   $        15      $      255     $     (22)   $    (219)
                                     -----------    -------------    --------------   ------------   ----------   ----------
Capital expenditures                 $        22    $          32    $        30      $       34     $       -    $     118
                                     -----------    -------------    --------------   ------------   ----------   ----------

                                                         Filmed                      Spirits
Millions                               Music         Entertainment    Recreation     and Wine     Corporate       Total
---------                            -----------     -------------    ----------    ----------   -----------   -----------
Six Months Ended
December 31, 1999
Revenues                             $    3,448      $      1,776     $     482     $  2,907     $      -      $    8,613
EBITDA                               $      650      $        (58)    $      94     $    460     $      -      $    1,146
Depreciation and amortization              (362)              (50)          (50)         (64)          (5)           (531)
Corporate expenses                            -                 -             -            -          (36)            (36)
Restructuring credit                         40                19             -            -            -              59
                                     -----------     -------------    ----------    ----------   -----------   -----------
Operating income (loss)              $      328      $        (89)    $      44     $    396     $    (41)     $      638
                                     -----------     -------------    ----------    ----------   -----------   -----------
Capital expenditures                 $       89      $         30     $      30     $     49     $      -      $      198
                                     -----------     -------------    ----------    ----------   -----------   -----------

Six Months Ended
December 31, 1998
Revenues                             $    1,147      $      1,355     $     430     $  2,642     $      -      $    5,574
EBITDA                               $      102      $         30     $      70     $    432     $      -      $      634
Depreciation and amortization               (95)              (34)          (41)         (63)          (5)           (238)
Corporate expenses                            -                 -             -            -          (31)            (31)
Restructuring charge                       (313)              (92)            -            -            -            (405)
                                     -----------     -------------    ----------    ----------   -----------   -----------

Operating income (loss)              $     (306)     $        (96)    $      29     $    369     $    (36)     $      (40)
                                     -----------     -------------    ----------    ----------   -----------   -----------

Capital expenditures                 $       34      $         51     $      64     $     67     $      -      $      216
                                     ===========     =============    ==========    ==========   ===========   ===========


Geographic Data

The following table presents revenues by geographic area for the quarter and six months ended December 31, 1999 and 1998. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues exceed 10 percent of the total.

                              Quarter                  Six Months
                         Ended December 31,       Ended December 31,
Millions                 1999          1998       1999          1998
--------            ----------   -----------   --------    ----------
Revenues
  United States     $  2,142     $    1,497    $  3,922    $   2,793
  United Kingdom         601            439         980          603
  Canada                 129             87         242          161
  Other countries      2,098          1,304       3,469        2,017
                    ----------   -----------   --------    ----------

                    $  4,970     $    3,327    $  8,613    $   5,574
                    ----------   -----------   --------    ----------


11.    New Accounting Guidance

On July 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which required that costs of start-up activities be expensed as incurred. The adoption of SOP 98-5 resulted in an $84 million after-tax charge in the six months ended December 31, 1999, which was recorded as a cumulative effect of a change in accounting principle. The cumulative effect is principally related to costs associated with the expansion of our recreation operations.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARABILITY

The discussion presented below includes an analysis of total Seagram and business segment results prepared in accordance with GAAP. Supplemental financial data includes earnings before interest, taxes, depreciation and amortization (EBITDA). Because of the significant goodwill associated with our acquisitions, we believe EBITDA is an appropriate measure of operating performance. However, you should note that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance as defined by GAAP and may be defined differently by other companies. Investments in companies that are not consolidated with the results of Seagram are reported as "equity earnings from unconsolidated companies". This discussion includes, as supplemental financial data, information about our share of the results of revenues and EBITDA related to these investments.

To enhance comparability, financial information for the quarter and six months ended December 31, 1998 is also presented on a pro forma basis, which illustrates the effect of the acquisition of PolyGram and the disposition of Tropicana as if these transactions had occurred at the beginning of the 1998 fiscal year. We believe that pro forma results represent meaningful comparative information for assessing earnings trends because the pro forma results include comparable operations in each period presented. The discussion of the recreation and spirits and wine business segments does not include pro forma comparisons, since the pro forma adjustments did not impact those segments. The pro forma results are not necessarily indicative of the combined results that would have occurred had the events actually occurred at the beginning of our 1998 fiscal year. We believe this information will help you to better understand our business results.

Management's discussion and analysis of our results of operations and liquidity should be read in conjunction with the accompanying financial statements, as well as the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as amended.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS



                                                                  Three Months Ended December 31,    Six Months Ended December 31,
                                                                   1999      1998       1998          1999       1998        1998
U.S. dollars in millions, except per share amounts               (Actual)  (Actual)  (Pro forma)   (Actual)   (Actual)  (Pro forma)

Revenues                                                         $  4,970   $   3,327    $  5,028   $  8,613   $   5,574  $  8,606
                                                                 --------   ----------   --------   --------   ---------  --------
Operating income (loss)                                               566        (219)        380        638         (40)      491
Interest, net and other expense                                       162          76         186        323         117       342
Gain on sale of businesses                                              -           -           -         98           -         -
Provision (benefit) for income taxes                                 (149)        (12)        156        (39)         75       169
Minority interest                                                      16         (23)         19         20         (17)       13
Equity earnings from unconsolidated companies                          20          34          29         85          84        77
                                                                 --------   ----------   --------   --------   ---------  --------
Income (loss) from continuing operations                              557        (226)         48        517        (131)       44
Loss from discontinued Tropicana operations, after tax                  -           -           -          -          (3)        -
Gain on sale of discontinued Tropicana operations, after tax            -           -           -          -       1,072         -
Cumulative effect of change in accounting principle, after tax          -           -           -        (84)          -         -
                                                                 --------   ----------   --------   --------   ---------  --------
Net income (loss)                                                $    557   $    (226)   $     48   $    433   $     938  $     44
                                                                 --------   ----------   --------   --------   ---------  --------
Earnings per share - basic
    Income (loss) from continuing operations                     $   1.29   $   (0.63)   $   0.12   $   1.19   $   (0.37) $   0.11
    Loss from discontinued operations                                   -           -           -          -       (0.01)        -
    Gain on sale of discontinued operations                             -           -           -          -        3.03         -
    Cumulative effect of accounting change                              -           -           -      (0.19)          -         -
                                                                 --------   ----------   --------   --------   ---------  --------
    Net income (loss)                                            $   1.29   $   (0.63)   $   0.12   $   1.00   $    2.65  $   0.11
                                                                 --------   ----------   --------   --------   ---------  --------
Earnings per share - diluted
    Income (loss) from continuing operations                     $   1.27   $   (0.63)   $   0.12   $   1.18   $   (0.37) $   0.11
    Loss from discontinued operations                                   -           -           -          -       (0.01)        -
    Gain on sale of discontinued operations                             -           -           -          -        3.02         -
    Cumulative effect of accounting change                              -           -           -      (0.19)          -         -
                                                                 --------   ----------   --------   --------   ---------  --------
    Net income (loss)                                            $   1.27   $   (0.63)   $   0.12   $   0.99   $    2.64  $   0.11
                                                                 --------   ----------   --------   --------   ---------  --------
Net cash provided by operating activities                                                           $    126   $     211
Net cash provided by (used for) investing activities                                                $     95   $  (5,874)
Net cash (used for) provided by financing activities                                                $   (389)  $   5,696

Supplemental financial data:
Revenues
    Consolidated companies                                       $  4,970   $   3,327    $  5,028   $  8,613   $   5,574  $  8,606
    Unconsolidated companies                                          628         584         584      1,267       1,129     1,129
                                                                 --------   ----------   --------   --------   ---------  --------
                                                                 $  5,598   $   3,911    $  5,612   $  9,880   $   6,703  $  9,735
                                                                 --------   ----------   --------   --------   ---------  --------

EBITDA
    Consolidated companies                                       $    794   $     342    $    680   $  1,146   $     634  $  1,084
    Unconsolidated companies                                          126         121         121        268         244       244
                                                                 --------   ----------   --------   --------   ---------  --------
                                                                      920         463         801      1,414         878     1,328
    Adjustment for unconsolidated companies                          (126)       (121)       (121)      (268)       (244)     (244)
    Depreciation and amortization                                    (263)       (137)       (281)      (531)       (238)     (562)
    Corporate                                                         (24)        (19)        (19)       (36)        (31)      (31)
    Restructuring (charge) credit                                      59        (405)          -         59        (405)        -
                                                                 --------   ----------   --------   --------   ---------  --------
Operating income (loss)                                          $    566   $    (219)   $    380   $    638   $     (40) $    491
                                                                 --------   ----------   --------   --------   ---------  --------


ACTUAL

Revenues increased 49 percent in the quarter and EBITDA from consolidated companies more than doubled to $794 million. These increases primarily reflect the acquisition of PolyGram and improvements in all business units. Operating income was $566 million in the quarter compared with an operating loss of $219 million in the prior year. The prior year operating loss included a $405 million ($244 million after tax) restructuring charge associated with the integration of PolyGram into the existing music and film operations. In the current quarter, $59 million ($35 million after tax) of restructuring accruals were reversed due to the favorable settlement of certain contractual and employee severance obligations. Net income of $557 million or $1.29 per basic share and $1.27 per diluted share was earned in the quarter compared with a net loss of $226 million or $0.63 per share (basic and diluted) in the prior-year. Excluding the restructuring activities, net income of $522 million or $1.21 per basic share and $1.19 per diluted share was earned this quarter compared to net income of $18 million or $0.05 per share (basic and diluted) last year.

On a six-month basis, revenues increased 55 percent and EBITDA from consolidated companies increased 81 percent primarily reflecting the acquisition of PolyGram and improved results in the music, recreation and spirits and wine businesses, partially offset by results in our film business. Excluding the restructuring activities discussed above, operating income increased 59 percent in the six-month period. The fiscal 2000 six-month results include a $98 million gain ($55 million after tax) related to the sale of our concert operations for approximately $190 million. During the period we also sold our Champagne operations for $310 million, an amount which approximated the book value of those operations. Net income of $433 million or $1.00 per basic share and $0.99 per diluted share was earned in the six months. Excluding the reversal of restructuring accruals, the gain on the sale of our concert operations and an $84 million cumulative effect of an accounting change related to start-up activities, net income was $427 million or $0.99 per basic share and $0.97 per diluted share. In the prior-year six months, net income of $938 million or $2.65 per basic share and $2.64 per diluted share included a $1.1 billion after-tax gain on the sale of Tropicana and the $244 million after-tax restructuring charge. Excluding the discontinued Tropicana operations and the restructuring charge, we recognized net income of $113 million or $0.32 per share (basic and diluted).

PRO FORMA

On a pro forma basis, revenues declined one percent in the quarter and were flat in the six months, as increased revenues in the recreation and spirits and wine businesses were offset by lower film and music revenues. Operating income, excluding restructuring activities, increased 33 percent in the quarter and 18 percent in the six months while EBITDA from consolidated companies increased 17 percent in the quarter and 6 percent in the six months. These increases reflect growth and increased profitability of our music, recreation and spirits and wine businesses.

BUSINESS SEGMENT RESULTS

MUSIC

                                                         Three Months Ended December 31,  Six Months Ended December 31,
                                                          1999     1998       1998          1999      1998           1998
U.S. dollars in millions                                 (Actual) (Actual) (Pro forma)    (Actual)  (Actual)     (Pro forma)
Revenues                                                 $ 2,036  $  727    $  2,220       $ 3,448  $  1,147    $   3,732

Operating income before restructuring (charge) credit    $   292  $   17    $    246       $   288  $      7    $     208

Restructuring (charge) credit                                 40    (313)          -            40      (313)           -
                                                         -------  --------  ---------      -------  ---------   ---------
Operating income (loss)                                  $   332  $ (296)   $    246       $   328  $   (306)   $     208
                                                         -------  --------  ---------      -------  ---------   ---------
Equity earnings (losses) from unconsolidated companies   $    (5) $    -    $     (2)      $    (2) $      5    $       -

Supplemental financial data:
Revenues
       Consolidated companies                            $ 2,036  $  727    $  2,220       $ 3,448  $  1,147    $   3,732
       Unconsolidated companies                                4       9           9            31        42           42
                                                         -------  --------  ---------      -------  ---------   ---------
                                                         $ 2,040  $  736    $  2,229       $ 3,479  $  1,189    $   3,774
                                                         -------  --------  ---------      -------  ---------   ---------
EBITDA
       Consolidated companies                            $   465  $   81    $    451       $   650  $    102    $     616
       Unconsolidated companies                                -       -           -             3         5            5
                                                         -------  --------  ---------      -------  ---------   ---------
                                                             465      81         451           653       107          621
       Adjustment for unconsolidated companies                 -       -           -            (3)       (5)          (5)
       Depreciation and amortization                        (173)    (64)       (205)         (362)      (95)        (408)
       Restructuring (charge) credit                          40    (313)          -            40      (313)           -
                                                         -------  --------  ---------      -------  ---------   ---------
Operating income (loss)                                  $   332  $ (296)   $    246       $   328  $   (306)   $     208
                                                         -------  --------  ---------      -------  ---------   ---------

CONSOLIDATED OPERATIONS

Actual - Revenues, EBITDA and operating income show significant increases in the quarter and six months reflecting the acquisition of PolyGram. Of the $3,448 million total year-to-date music revenues, 42 percent were generated in North America, the European and African markets accounted for 43 percent, Asia Pacific contributed 11 percent and Latin America generated the remaining four percent. We continue to have a strong presence in key markets, including the U.S., U.K., France, Germany and Brazil, where we hold strong chart positions. In the six-month period, over 50 percent of product sales were from new releases. Major album sales in the six-month period included those by Shania Twain, Limp Bizkit, Dr. Dre, Sting, Enrique Iglesias, Boyzone and the soundtrack from the Universal feature film Notting Hill, among others. In the quarter, DMX and Jay-Z were also among the top five sellers.

Pro forma - Revenues declined eight percent in both the quarter and six-month period primarily due to the impact of unfavorable foreign exchange, label consolidation and our effort to reduce unprofitable acts from our artist roster. North American revenues increased nine percent in the quarter and five percent in the six months, reflecting higher volume and average prices. International revenues declined 17 percent in the quarter and 15 percent in the six months. Excluding the impact of foreign exchange, however, revenues would have declined 11 percent, in both the quarter and six months. Operating income, excluding restructuring activities, increased 19 percent in the quarter and 38 percent in the six months. Excluding the impact of foreign exchange, EBITDA would have increased eight percent in the quarter and 11 percent in the six months. These improvements reflect higher volumes and cost savings in North America and a strong performance in the U.K. and Germany also combined with cost savings. Our cost savings program is progressing as anticipated as we proceed with the integration of PolyGram. Evolving technology allows consumers to experience music in new electronic mediums and formats. Through a variety of strategic alliances and independent initiatives, we continue to invest resources in the technology and electronic commerce areas, including Jimmy and Doug's Farm Club, GetMusic, ARTISTdirect and others, as we believe that emerging technologies will be strategically important to the future of the music business.

UNCONSOLIDATED OPERATIONS

The equity in earnings from unconsolidated companies was a loss of $5 million in the quarter and a loss of $2 million in the six months as income of $3 million from concert operations that were sold in September 1999 was offset by losses of $5 million from electronic commerce activities.


FILMED ENTERTAINMENT

                                                       Three Months Ended December 31,    Six Months Ended December 31,
                                                       1999       1998          1998        1999        1998          1998
U.S. dollars in millions                             (Actual)   (Actual)    (Pro forma)   (Actual)     (Actual)    (Pro forma)
Revenues                                             $    903   $     737   $   945       $  1,776     $  1,355     $  1,802

Operating loss before restructuring (charge) credit  $    (49)  $     (79)  $  (114)      $   (108)    $     (4)    $    (79)

Restructuring (charge) credit                              19         (92)        -             19          (92)           -
                                                     ---------  ----------  --------      ---------    ----------   ---------
Operating loss                                       $    (30)  $    (171)  $  (114)      $    (89)    $    (96)    $    (79)
                                                     ---------  ----------  --------      ---------    ----------   ---------
Equity earnings from unconsolidated companies        $     51   $      44   $    41       $    114     $     71     $     69

Supplemental financial data:
Revenues
       Consolidated companies                        $    903   $     737   $   945       $  1,776     $  1,355     $  1,802
       Unconsolidated companies                           469         464       464            910          871          871
                                                     ---------  ----------  --------      ---------    ----------   ---------
                                                     $  1,372   $   1,201   $ 1,409       $  2,686     $  2,226     $  2,673
                                                     ---------  ----------  --------      ---------    ----------   ---------
EBITDA
       Consolidated companies                        $    (20)  $     (63)  $   (95)      $    (58)    $     30     $    (34)
       Unconsolidated companies                           112         107       107            209          185          185
                                                     ---------  ----------  --------      ---------    ----------   ---------
                                                           92          44        12            151          215          151
       Adjustment for unconsolidated companies           (112)       (107)     (107)          (209)        (185)        (185)
       Depreciation and amortization                      (29)        (16)      (19)           (50)         (34)         (45)
       Restructuring (charge) credit                       19         (92)        -             19          (92)           -
                                                     ---------  ----------  --------      ---------    ----------   ---------
Operating loss                                       $    (30)  $    (171)  $  (114)      $    (89)    $    (96)    $    (79)
                                                     ---------  ----------  --------      ---------    ----------   ---------


CONSOLIDATED OPERATIONS

Actual - In the quarter, revenues increased 23 percent, operating income, excluding restructuring activities, improved from a loss of $79 million to a loss of $49 million and EBITDA improved from a loss of $63 million to a loss of $20 million. These results reflect the improved performance of the motion picture group, driven by worldwide theatrical and cassette and DVD distribution of several films, including American Pie, The Mummy, Notting Hill, Shakespeare in Love and Patch Adams. In the six-month period, operating income, excluding restructuring activities, declined from a loss of $4 million to a loss of $108 million and EBITDA declined from income of $30 million to a loss of $58 million. Despite several strong theatrical releases in fiscal 2000, the declines were caused by the disappointing box office performance of Mystery Men, End of Days and For Love of The Game, as well as several disappointing films released earlier in the calendar year.

Pro forma - Pro forma filmed entertainment includes the results of PolyGram filmed entertainment. Revenues decreased four percent in the quarter and one percent in the six months, largely driven by lower motion picture revenues due to a decline in the sales of library product, partially offset by increased revenues from television and networks. Operating income and EBITDA results improved in the quarter but were down on a six-month basis for the reasons discussed above.

UNCONSOLIDATED OPERATIONS

Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. During the quarter and six months ended December 31, 1999, equity in earnings from unconsolidated companies increased 16 and 61 percent, respectively, revenues from unconsolidated companies increased one and four percent, respectively, and EBITDA from unconsolidated companies increased five and 13 percent, respectively. These increases reflect significant improvement in the operating results of USANi LLC.

RECREATION


                                                                 Three Months Ended                 Six Months Ended
                                                                     December 31,                     December 31,
U.S. dollars in millions                                         1999              1998           1999            1998
Revenues                                                       $   273         $    242      $     482         $   430
Operating income                                               $    20         $     15      $      44         $    29

Equity earnings (losses) from unconsolidated companies         $   (28)        $    (11)     $     (29)        $     7

Supplemental financial data:
Revenues
       Consolidated companies                                  $   273         $    242      $     482         $   430
       Unconsolidated companies                                     97               49            236             136
                                                               --------        --------      ---------         --------
                                                               $   370         $    291      $     718         $   566
                                                               --------        --------      ---------         --------

EBITDA
       Consolidated companies                                  $    45         $     36      $      94         $    70
       Unconsolidated companies                                     10               10             50              49
                                                               --------        --------      ---------         --------
                                                                    55               46            144             119
       Adjustment for unconsolidated companies                     (10)             (10)           (50)            (49)
       Depreciation and amortization                               (25)             (21)           (50)            (41)
                                                               --------        --------      ---------         --------
Operating income                                               $    20         $     15      $      44         $    29
                                                               --------        --------      ---------         --------


CONSOLIDATED OPERATIONS

During the quarter and six months ended December 31, 1999, our recreation businesses performed well with revenues increasing 13 and 12 percent, respectively, and operating income increasing 33 and 52 percent, respectively. EBITDA also increased 25 percent for the quarter and 34 percent for the six-month period. Revenue growth was due to increased management fees generated from the expansion of Universal Studios Escape, increased attendance at Universal City Hollywood, increased retail sales at Spencer Gifts, and a full six months results of Wet'n Wild, which was purchased in September 1998. In addition, operating income and EBITDA increased as the result of improved cost management at Universal City Hollywood.

UNCONSOLIDATED OPERATIONS

Unconsolidated companies principally include Universal Studios Escape, Universal Studios Japan, Universal Studios Port Aventura and SEGA GameWorks. Equity in earnings from unconsolidated companies declined from a loss of $11 million in the second quarter of last year to a loss of $28 million this year and on a six-month basis from income of $7 million last year to a loss of $29 million this year. These declines are partly due to increased depreciation and interest expense at Universal Studios Escape since the opening of Universal Studios Islands of Adventure and the pre-opening development costs at Universal Studios Japan. In addition, the prior year six-month comparatives included a gain recognized by Sega GameWorks on the sale of its game sales operation to Sega in the first quarter. Revenues from unconsolidated companies doubled in the quarter and increased 74 percent in the six months reflecting the opening of Universal Studios Islands of Adventure, Hard Rock Live and CityWalk at Universal Studios Escape. EBITDA from unconsolidated companies was flat in both the quarter and six months as increased earnings at Universal Studios Escape were offset by pre-opening development costs at Universal Studios Japan. At Universal Studios Escape, EBITDA increased 27 percent in the quarter and 32 percent in the six months reflecting a significant increase in attendance since the opening of the new attractions discussed above, partially offset by the continued investment in marketing and other non-recurring costs associated with the expansion.

SPIRITS AND WINE


                                                       Three Months Ended                                Six Months Ended
                                                            December 31,                                    December 31,
U.S. dollars in millions                                1999               1998                       1999               1998
Revenues                                             $    1,758         $    1,621                 $    2,907         $    2,642
Operating income                                     $      271         $      255                 $      396         $      369

Equity earnings from unconsolidated companies        $        2         $        1                 $        2         $        1

Supplemental financial data:
Revenues
       Consolidated companies                        $    1,758         $    1,621                 $    2,907         $    2,642
       Unconsolidated companies                              58                 62                         90                 80
                                                     ----------         ----------                 ----------         ----------
                                                     $    1,816         $    1,683                 $    2,997         $    2,722
                                                     ----------         ----------                 ----------         ----------

EBITDA
       Consolidated companies                        $      304         $      288                 $      460         $      432
       Unconsolidated companies                               4                  4                          6                  5
                                                     ----------         ----------                 ----------         ----------
                                                            308                292                        466                437
       Adjustment for unconsolidated companies               (4)                (4)                        (6)                (5)
       Depreciation and amortization                        (33)               (33)                       (64)               (63)
                                                     ----------         ----------                 ----------         ----------
 Operating income                                     $     271         $      255                 $      396         $      369
                                                      ----------         ----------                 ----------         ----------


CONSOLIDATED OPERATIONS

During the quarter and six months ended December 31, 1999, spirits and wine revenues increased eight and 10 percent, respectively, operating income increased six and seven percent, respectively, and EBITDA increased six percent in both periods. Adjusting for the sale of the Champagne operations, operating income increased 13 percent in the quarter and 15 percent in the six months and EBITDA increased 12 percent in the quarter and 13 percent in the six months. Operating income (adjusted for the Champagne operations) as a percentage of revenues for total spirits and wine improved from 14.7 to 15.4 percent in the quarter and from 13.0 to 13.6 percent on a six-month basis. The improved year-to-date results were driven by continued momentum in the global spirits and wine business and volume growth across all four geographic regions. Of the $2,907 million total year-to-date spirits and wine revenues, 42 percent were generated in North America, the European and African markets accounted for 36 percent, Asia Pacific contributed 12 percent and Latin America generated the remaining 10 percent. Total spirits and wine case volumes, including unconsolidated companies, increased nine percent in the quarter and 10 percent in the six months driven by growth in Crown Royal, Captain Morgan, ABSOLUT VODKA (which is owned by V&S Vin & Sprit AB), Mumm Sekt and Royal Salute.

In the six-month period, cost of goods sold as a percentage of revenues increased to 54.8 percent from 52.6 percent in the prior year period. Selling, general and administrative expenses as a percentage of revenues decreased to
31.3 percent from 33.1 percent partially due to the timing and reduction of overhead spending. At constant foreign exchange rates, global marketing expense increased in excess of 20 percent in the six months, with a focus on our core brands in anticipation of heightened trade activity related to the millennium. Brand equity build increased in excess of 30 percent at constant exchange rates as we continued to invest for future growth by supporting our brands in key markets.

UNCONSOLIDATED OPERATIONS

The equity in earnings of unconsolidated companies was $2 million in both the quarter and six months ended December 31, 1999, double that of the prior year periods. Revenues from unconsolidated companies declined six percent in the quarter but increased 13 percent in the six months while EBITDA was flat in the quarter and increased 20 percent in the six months. The year-on-year variances are primarily due to the entities that are included in unconsolidated companies. In the current fiscal year there is only one spirits and wine unconsolidated company, Kirin-Seagram Limited in Japan. In fiscal 1999, the unconsolidated companies also included Seagram (Thailand) Limited for nine months to March 1999 at which time we increased our investment in Thailand and began to consolidate that affiliate.

OTHER INCOME, EXPENSES AND TAXES

Corporate expenses were $24 million for the quarter and $36 million for the six months, an increase of $5 million compared to the prior year periods, primarily due to the timing of expenses. Interest, net and other in the quarter included net interest expense of $168 million, offset by $6 million of dividend income from DuPont. The increase of $86 million from the prior year reflects the interest costs associated with funding the PolyGram acquisition. Our quarterly tax provision is calculated based on an annual effective tax rate, excluding the impact of certain transactions that occurred during the six month period. Our effective annual rate is expected to approximate 30 percent, excluding the impact of non-deductible goodwill associated with our acquisitions.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter we recorded an $84 million after-tax charge related to the cumulative effect of a change in accounting principle. The change relates to the treatment of costs related to start-up activities, which now must be expensed as incurred. The cumulative effect is principally related to costs associated with the expansion of our recreation operations. Beginning July 1, 1999, start-up costs are expensed as incurred and are not anticipated to have a significant impact on our financial results.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Financial Position - Current assets of $9.3 billion at December 31, 1999 were $381 million higher than at June 30, 1999, primarily due to a seasonality increase in net receivables offset by decreases in all other current assets. Current liabilities decreased $289 million to $7.9 billion at December 31, 1999, primarily due to a decrease in short-term borrowings. Shareholders' equity was $13.3 billion at December 31, 1999, $393 million above June 30, 1999. Our total long- and short-term debt, net of cash and short-term investments was flat at $7.0 billion. Our ratio of net debt to total capitalization (including minority interest) remained unchanged at 32 percent.

Cash Flows from Operating Activities - Net cash provided by operating activities totaled $126 million in the six months, a decrease of $85 million from the prior year. Contributing to this unfavorable variance were higher working capital requirements partially offset by an increase in income from continuing operations.

Cash Flows from Investing Activities - Net cash provided by investing activities was $95 million in the six-month period. The $310 million proceeds from the sale of the Champagne operations together with $190 million proceeds from the sale of Universal Concerts, Inc., were partially offset by an additional $242 million investment in USANi LLC and capital expenditures of $198 million. The capital expenditures by business segment were: Music $89 million, Filmed Entertainment $30 million, Recreation $30 million, and Spirits and Wine $49 million. In the prior year period, the net cash used for investing activities was $5.9 billion comprised of $8.6 billion for the cash portion of the acquisition of PolyGram, an additional investment in USANi LLC of $231 million, capital expenditures of $216 million and other investments of $108 million partially offset by $3.3 billion pre-tax proceeds from the Tropicana disposition. The capital expenditures by business segment were: Music $34 million, Filmed Entertainment $51 million, Recreation $64 million, and Spirits and Wine $67 million.

Cash Flows from Financing Activities - Financing activities in the six months used $389 million. A $367 million decrease in short-term borrowings, a $4 million repayment of long-term debt and dividend payments of $143 million were partially offset by a $75 million supplemental issuance of Adjustable Conversion-rate Equity Security Units and a $40 million issuance of shares upon exercise of stock options and conversion of LYONs. In the prior year six-month period, financing activities provided $5.7 billion primarily due to a $4.2 billion issuance of long-term debt to finance the PolyGram acquisition.

Working Capital - Our working capital position is reinforced by available credit facilities of approximately $7.6 billion. These facilities are used to support our commercial paper borrowings and are available for general corporate purposes. We believe our access to external capital resources together with internally generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

International Exchange - We employ a variance/covariance approach in our calculation of Value at Risk (VaR), which measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period. The VaR, which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with our exposure to interest rates at December 31, 1999 was $33 million. This exposure is primarily related to long-term debt with fixed interest rates. The VaR, which is the potential loss in earnings associated with our exposure to foreign exchange rates, primarily to hedge cash flow exposures denominated in foreign currencies, was $13 million at December 31, 1999. These exposures include intercompany trade accounts, service fees, intercompany loans and third-party debt. We are subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the Company's VaR calculation.

YEAR 2000 ISSUE

During the quarter, we continued our efforts to minimize potential business disruption associated with the Year 2000 (Y2K) issue. Our overall plan to address the Y2K issue is described more fully in our 1999 Annual Report on Form 10-K as supplemented by the Form 10-Q for the fiscal quarter ended September 30, 1999. The following is an update of the information included in that report.

Assessment, remediation, testing and validation of critical systems, review of critical third-party vendors and customers, and contingency planning for critical business processes were completed at December 31, 1999. Certain remediation efforts related to non-critical systems and contingency planning efforts for non-critical business processes will extend into 2000. To date, we have not experienced any significant Y2K related failures of equipment or facilities. It is possible, however, that Y2K failures may occur in the future as the effects of Y2K are fully realized.

Of our anticipated $65 million in costs related to assessment and remediation of IT and non-IT systems, approximately 90 percent of the estimated costs have been incurred as of December 31, 1999. Our estimated costs do not include the costs of redeployed internal resources or the costs of internally developed software or hardware which is being replaced or developed in the normal course of business. All costs associated with our plan will be funded through operations.

The costs of our Y2K remediation efforts are based upon management's best estimates, which require assumptions about future events, availability of resources and personnel, third-party remediation actions, and other factors. Actual costs may differ from these estimates based on a number of factors, including the availability and cost of resources to undertake remediation activities and the scope and nature of the work required to complete remediation.

While we have completed substantially all phases of our Y2K program relating to critical systems, we continue to be dependent on third parties whose progress is not within our control. As with many multinational companies, we continue to believe that our most likely "worst case" scenario involves potential disruptions in services from critical third parties such as governments, vendors, customers and financial institutions. Such failures could have a material adverse effect on our operations and at this time we cannot estimate the likelihood or potential cost of such failures. In addition, while we believe our Y2K program minimizes the likelihood of any significant business disruptions in the future, delays in the implementation of new systems, a failure to fully identify all embedded technology potentially affected by the Y2K issues and unexpected failures of critical internal systems could have a material adverse effect on our operations.

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

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On December 15, 1999, an action was filed in the Superior Court for the County of Los Angeles entitled KirchMedia GmbH & Co. KGaA v. Universal Studios, Inc. and Universal Studios International B.V., case no. BC 221645. The plaintiff is a German company that entered into several agreements with Universal in 1996 involving the licensing of film and television programming. The contracts also required the plaintiff to allocate to Universal two channels on its German pay television service. Plaintiff alleges that it is entitled to terminate its agreements with Universal on the ground that certain decisions by European regulatory authorities have materially impaired its business and constitute events of "force majeure." Plaintiff also alleges that Universal has breached its obligations under the parties' licensing agreements by allegedly failing to provide plaintiff with the quality and/or quantity of film and television programming anticipated by plaintiff. Plaintiff asserts claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. Plaintiff seeks an order requiring the return of all monies paid by plaintiff under the parties' agreements, as well as purported damages in excess of $500,000,000. Plaintiff also seeks punitive damages on its breach of fiduciary duty claim. Universal has denied the allegations of the complaint and intends vigorously to defend this action. On February 3, 2000, Universal filed a cross-complaint in this action alleging that KirchMedia had breached certain of its obligations under the parties' Channel Carriage Agreement and that certain entities related to KirchMedia were obligated to indemnify Universal for all damages sustained as a result of KirchMedia's breach of that agreement. No trial date has been set.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The Exhibit Index filed with this Form 10-Q is on page 24.

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

                                         THE SEAGRAM COMPANY LTD.
                                         ------------------------
                                                (Registrant)

                                         By:  /s/ Brian C. Mulligan
                                             ----------------------
                                         Brian C. Mulligan

                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)

Dated:  February 11, 2000

                                  EXHIBIT INDEX

   Exhibit
   Number   Description of Exhibit
   -------------------------------
   10.1     Amended and Restated Employment Agreement dated November 1, 1999 between Joseph E. Seagram & Sons, Inc. and Robert W. Matschullat.

   10.2     Letter dated November 23, 1999 from Joseph E. Seagram & Sons, Inc.
            to Kevin Conway.

   12(a)    Computation of Ratio of Earnings to Fixed Charges
                    - The Seagram Company Ltd.

   12(b)    Computation of Ratio of Earnings to Fixed Charges
                    - Joseph E. Seagram & Sons, Inc.

   27       Financial Data Schedule.
