Form 10-Q
period 2000-03-31
SEAGRAM CO LTD
filed 2000-05-12
CIK 88188

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                                  514-987-5200
              (Registrant's telephone number, including area code)



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

Yes  X   No


As of April 30, 2000, there were 436,468,603 common shares without nominal or par value issued and outstanding.

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

           Consolidated Statement of Income and Retained Earnings -
             Quarter and Nine Months Ended March 31, 2000 and 1999             1

           Consolidated Balance Sheet -
             March 31, 2000 and June 30, 1999                                  2

           Consolidated Statement of Cash Flows -
             Nine Months Ended March 31, 2000 and 1999                         3

           Notes to Consolidated Financial Statements                       4-11

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12-21


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    22

 Item 6. Exhibits and Reports on Form 8-K                                     22

 Signatures                                                                   23

 Exhibit Index                                                                24

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

          (United States dollars in millions, except per share amounts)

                                                                          Quarter                 Nine Months
                                                                      Ended March 31,           Ended March 31,
                                                                     2000         1999         2000         1999
                                                                  ---------    ---------    ---------    ---------
Revenues                                                          $   3,375    $   3,215    $  11,988    $   8,789
Cost of revenues                                                      2,009        1,991        6,940        5,265
Selling, general and administrative expenses                          1,367        1,387        4,470        3,322
Restructuring charge (credit)                                            --           --          (59)         405
                                                                  ---------    ---------    ---------    ---------
Operating income (loss)                                                  (1)        (163)         637         (203)
Interest, net and other expense                                         164          184          487          301
Gain on sale of businesses                                               --           --           98           --
                                                                  ---------    ---------    ---------    ---------
                                                                       (165)        (347)         248         (504)
Provision (benefit) for income taxes                                    114          (93)          75          (18)
Minority interest                                                        (3)         (10)          17          (27)
Equity earnings from unconsolidated companies                            11           45           96          129
                                                                  ---------    ---------    ---------    ---------
Income (loss) from continuing operations                               (265)        (199)         252         (330)
Loss from discontinued Tropicana operations, after tax                   --           --           --           (3)
Gain on sale of discontinued Tropicana operations, after tax             --           --           --        1,072
Cumulative effect of change in  accounting principle, after tax          --           --          (84)          --
                                                                  ---------    ---------    ---------    ---------
Net income (loss)                                                      (265)        (199)         168          739

Retained earnings at the beginning of period                          8,997        9,091        8,707        8,268
Dividends paid                                                          (72)         (66)        (215)        (181)
                                                                  ---------    ---------    ---------    ---------
Retained earnings at end of period                                $   8,660    $   8,826    $   8,660    $   8,826
                                                                  =========    =========    =========    =========

Basic earnings (loss) per share                                   $   (0.61)   $   (0.50)   $    0.39    $    2.00
                                                                  =========    =========    =========    =========

Diluted earnings (loss) per share                                 $   (0.61)   $   (0.50)   $    0.38    $    2.00
                                                                  =========    =========    =========    =========

Dividends paid per share                                          $   0.165    $   0.165    $   0.495    $   0.495
                                                                  =========    =========    =========    =========

Weighted average shares outstanding (thousands)                     435,220      399,427      433,865      368,827
Dilutive potential common shares (thousands)                             --           --        6,815           --
                                                                  ---------    ---------    ---------    ---------
Adjusted weighted average shares outstanding (thousands)            435,220      399,427      440,680      368,827
                                                                  =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.


                                        1                        U.S. GAAP BASIS

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                       (United States dollars in millions)

                                                              March 31,   June 30,
                                                                2000        1999
                                                              ---------   --------
ASSETS
Cash and cash equivalents                                     $  1,523    $  1,533
Receivables, net of allowances                                   2,600       2,985
Inventories                                                      2,449       2,627
Other current assets                                             1,576       1,736
                                                              --------    --------
   TOTAL CURRENT ASSETS                                          8,148       8,881

Investments                                                      5,727       5,663
Film costs, net of amortization                                  1,044       1,251
Music catalogs, artists contracts and advances                   2,904       3,348
Property, plant and equipment, net                               3,050       3,158
Goodwill and other intangible assets                            11,644      11,871
Other assets                                                     1,123         839
                                                              --------    --------
                                                              $ 33,640    $ 35,011
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt   $    570    $  1,053
Payables and accrued liabilities                                 4,228       4,808
Accrued royalties and participations                             2,224       2,285
                                                              --------    --------
   TOTAL CURRENT LIABILITIES                                     7,022       8,146

Long-term debt                                                   7,561       7,468
Accrued royalties and participations                               538         434
Deferred income taxes                                            2,619       2,698
Other liabilities                                                1,401       1,499
Minority interest                                                1,874       1,878
                                                              --------    --------
   TOTAL LIABILITIES                                            21,015      22,123
                                                              --------    --------

Shareholders' Equity
   Shares without par value                                      4,730       4,575
   Retained earnings                                             8,660       8,707
   Accumulated other comprehensive income                         (765)       (394)
                                                              --------    --------
   TOTAL SHAREHOLDERS' EQUITY                                   12,625      12,888
                                                              --------    --------
                                                              $ 33,640    $ 35,011
                                                              ========    ========

        The accompanying notes are an integral part of these statements.


                                        2                        U.S. GAAP BASIS

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (United States dollars in millions)

                                                                             Nine Months
                                                                           Ended March 31,
                                                                           2000       1999
                                                                         -------    -------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                 $   252    $  (330)
Adjustments to reconcile income (loss) from continuing operations to net cash provided:
      Depreciation and amortization of assets                                528        348
      Amortization of goodwill                                               259        158
      Gain on sale of businesses                                             (98)        --
      Minority interest in income (loss) of subsidiaries                      17        (27)
      Equity earnings from unconsolidated companies in excess
         of dividends received                                               (20)       (57)
      Deferred income taxes                                                  (36)        35
      Other                                                                   25         36
      Changes in assets and liabilities, net of effect of acquisitions and dispositions:
            Receivables, net of allowances                                    23        979
            Inventories                                                      (88)      (104)
            Other current assets                                             171        (19)
            Music catalogs, artists contracts and advances                    54        114
            Payables and accrued liabilities                                (327)      (337)
            Other liabilities                                               (146)      (409)
                                                                         -------    -------
                                                                             362        717
                                                                         -------    -------
Net cash provided by operating activities                                    614        387
                                                                         -------    -------
INVESTING ACTIVITIES
Acquisition of PolyGram                                                       --     (8,607)
Sale of Tropicana                                                             --      3,288
Sale of Champagne Operations                                                 310         --
Sale of Universal Concerts                                                   190         --
Investment in USANi LLC                                                     (242)      (231)
Capital Expenditures                                                        (326)      (314)
Other                                                                        (20)       194
                                                                         -------    -------
Net cash used for investing activities                                       (88)    (5,670)
                                                                         -------    -------
FINANCING ACTIVITIES
Dividends paid                                                              (215)      (181)
Issuance of shares upon exercise of stock options and conversion
   of LYONS                                                                  152        243
Issuance of Adjustable Conversion-rate Equity Security Units                  75         --
Issuance of long-term debt                                                    13      4,845
Repayment of long-term debt                                                  (90)      (226)
(Decrease) increase in short-term borrowings and current
   portion of long-term debt                                                (471)       401
                                                                         -------    -------
Net cash (used for) provided by financing activities                        (536)     5,082
                                                                         -------    -------
Net cash used for continuing operations                                      (10)      (201)
                                                                         -------    -------
Net cash used for discontinued operations                                     --         (3)
                                                                         -------    -------
Net decrease in cash and cash equivalents                                    (10)      (204)

Cash and cash equivalents at beginning of period                           1,533      1,174
                                                                         -------    -------
Cash and cash equivalents at end of period                               $ 1,523    $   970
                                                                         =======    =======

        The accompanying notes are an integral part of these statements.


                                       3                         U.S. GAAP BASIS

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the Form 10-K). In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the three and nine months are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.  Pro Forma Financial Information

The unaudited condensed pro forma income statement data presented below assume the PolyGram acquisition and the sale of Tropicana occurred prior to the 1999 fiscal year. The pro forma information is not necessarily indicative of the combined results of operations of the Company that would have occurred if the transactions had occurred prior to the 1999 fiscal year, nor is it necessarily indicative of future operating results of the Company.

                                                         Nine Months
                                                        Ended March 31,
                                                      2000         1999
                                                     -------     -------
U. S. dollars in millions, except per share amounts   Actual    Pro forma
Revenues                                             $11,988     $11,821

Net income (loss)                                    $   168     $  (155)

Earnings (loss) per share:
  Basic                                              $  0.39     $ (0.39)
  Diluted                                            $  0.38     $ (0.39)


                                       4                         U.S. GAAP BASIS

3.  Significant Transactions

Acquisition of PolyGram
During the second quarter, the Company completed its purchase price study related to the purchase of PolyGram in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed, based on fair values at the acquisition date. The final allocation of purchase price follows:

U. S. dollars in millions

Identifiable intangible assets   $  2,774
Goodwill                            9,616
Accrual for exit activities          (510)
All other, net                     (1,080)
                                 --------
                                 $ 10,800
                                 ========

In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. The accrual for exit activities consisted principally of facility elimination costs, contract terminations and the severance or relocation of approximately 1,700 employees. As at March 31, 2000, approximately $230 million of the accrual had been utilized and approximately 1,665 employees had separated from the Company.

Disposition of Champagne Operations
On July 2, 1999, the Company completed the sale of its Mumm and Perrier-Jouet Champagne operations for approximately $310 million in cash. The sale price approximated book value and therefore no gain or loss was recognized. Through agreements with the purchaser, Seagram has retained global distribution rights for Mumm and Perrier-Jouet Champagnes for a ten-year period following the sale.

Disposition of Concert Operations
On September 10, 1999, the Company completed the sale of Universal Concerts, Inc. for proceeds of approximately $190 million. This transaction resulted in a pre-tax gain of $98 million ($55 million after tax).


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

                                                          Filmed
U. S. dollars in millions                       Music  Entertainment   Total
                                               ------  -------------  -------
Severance and other employee-related costs     $  111     $   15      $   126
Facilities and labels                             124          4          128
Contract termination and other costs               78         73          151
                                               ------     ------      -------
                                               $  313     $   92      $   405
                                               ======     ======      =======


                                       5                         U.S. GAAP BASIS

The severance and other employee-related costs provided for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facilities and labels elimination costs provided for domestic and international lease and label terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations were comprised primarily of artists' contracts, distribution contracts, story property commitments and filmed entertainment term deals. Many restructuring activities are complete or near completion. Due to favorable settlement of certain contractual and employee severance obligations, $59 million of the original restructuring accrual was credited to income in the second quarter. The utilization of the restructuring charge through March 31, 2000 is as follows:

                                             Original   Restructuring         Utilized          Balance at
U. S. dollars in millions                    Accrual       Credit         Cash      Non-cash   March 31, 2000
                                             --------   -------------    -------    --------   --------------
Severance and other employee-related costs   $   126       $   (12)      $   (71)   $    (3)       $   40
Facilities and labels                            128           (35)           (9)       (17)           67
Contract termination and other costs             151           (12)          (74)       (12)           53
                                             -------       -------       -------    -------        ------
                                             $   405       $   (59)      $  (154)   $   (32)       $  160
                                             =======       =======       =======    =======        ======

As of March 31, 2000, essentially all of the employees provided for under the restructuring initiative have separated from the Company. Remaining restructuring activities relate principally to contractual obligations and severance payments to be made in future periods. The Company anticipates that all restructuring activities will be substantially completed by June 30, 2000.


5.   Investment in DuPont and USAi

At March 31, 2000, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market value, which was $871 million at March 31, 2000. The underlying historical book value of the DuPont shares is $187 million.

At March 31, 2000, subsequent to a USA Networks, Inc. (USAi) two-for-one stock split on February 24, 2000, the Company owned 18.2 million shares of the outstanding common stock of USAi. The investment, which is accounted for at market value ($410 million at March 31, 2000), has an underlying cost of $211 million. At March 31, 2000, the Company also owned 13.4 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.


                                       6                         U.S. GAAP BASIS

6.   Supplementary Financial Statement Information

                                          March 31,     June 30,
U. S. dollars in millions                   2000         1999
                                          ---------     --------
Inventories
Beverages                                  $ 2,046      $ 2,233
Materials, supplies and other                  403          394
                                           -------      -------
                                           $ 2,449      $ 2,627
                                           =======      =======

Property, plant and equipment, net
Property, plant and equipment, at cost     $ 4,546      $ 4,485
Accumulated depreciation                    (1,496)      (1,327)
                                           -------      -------
                                           $ 3,050      $ 3,158
                                           =======      =======

                                                                     Quarter                   Nine Months
                                                                 Ended March 31,             Ended March 31,
U. S. dollars in millions                                      2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Excise taxes (included in revenues and cost of revenues)   $       161   $       183   $       684   $       648
                                                           -----------   -----------   -----------   -----------

7.  Comprehensive Income (Loss)

The components of the Company's total comprehensive income (loss) were as follows:

                                                                      Quarter        Nine Months
                                                                  Ended March 31,   Ended March 31,
U. S. dollars in millions                                          2000     1999     2000     1999
                                                                  -----    -----    -----    -----
Net income (loss)                                                 $(265)   $(199)   $ 168    $ 739
Currency translation adjustments                                   (221)     (49)    (240)      69
Unrealized holding gain (loss) in equity securities, net of tax    (211)      67     (131)    (128)
                                                                  -----    -----    -----    -----
Total comprehensive income (loss)                                 $(697)   $(181)   $(203)   $ 680
                                                                  =====    =====    =====    =====


                                       7                         U.S. GAAP BASIS

8.   Long-Term Debt and Debt Guarantees

Joseph E. Seagram & Sons, Inc. (JES), the Company's principal U.S. spirits and wine subsidiary, has outstanding debt securities guaranteed by the Company. JES has issued Liquid Yield Option Notes (LYONs), which are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (196,869 shares at March 31, 2000). The Company has guaranteed the LYONs on a subordinated basis.

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

                                  Quarter            Nine Months
                              Ended March 31,      Ended March 31,
U. S. dollars in millions     2000      1999       2000       1999
                              ----     -----      ------     ------
Revenues                      $545     $496       $1,836     $1,679
Cost of revenues              $335     $304       $1,140     $1,047
Net income (loss)             $  5     $(45)      $   37     $   13

                         March 31,   June 30,
                           2000        1999
                         -------     -------
Current assets           $ 2,043     $ 1,674
Noncurrent assets         18,212      18,602
                         -------     -------
                         $20,255     $20,276
                         =======     =======

Current liabilities      $   712     $ 1,099
Noncurrent liabilities    10,514      10,014
Shareholders' equity       9,029       9,163
                         -------     -------
                         $20,255     $20,276
                         =======     =======

9.   Earnings Per Share and Common Shares

At March 31, 2000, 58,345,127 common shares were potentially issuable upon the conversion of the LYONs, the exercise of employee stock options, conversion of deferred share units and the early settlement of the contracts to purchase common shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the quarters ended March 31, 2000 -- 435,220,427 and March 31, 1999 -- 399,427,460. In the quarters ended March 31, 2000 and 1999, average shares of 8,477,179 and 6,534,893, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.


                                       8                         U.S. GAAP BASIS

In the quarter ended March 31, 2000, the Company issued 2,758,213 shares upon the exercise of employee stock options, deferred compensation and the conversion of LYONs.

10.  Business Segment Information

The Company's four reportable segments are music, filmed entertainment, recreation and spirits and wine. Each of these reportable segments is a strategic business unit that offers different products and services that are marketed through different channels. They are managed separately because of their unique customers, technology, marketing and distribution requirements. The Company evaluates its segments and allocates resources to them based on several performance measures, including earnings before interest, taxes, depreciation and amortization from consolidated companies (EBITDA). While not a standard measurement under GAAP, the Company believes EBITDA is an appropriate measure of operating performance, given the goodwill associated with the Company's acquisitions. However, EBITDA could be defined differently by other companies and should be considered in addition to, not as a substitute for, other measures of financial performance including revenues and operating income. There are no intersegment revenues; however, corporate headquarters allocates a portion of its costs to each of its operating segments. The Company does not allocate interest income, interest expense, income taxes or unusual items to segments.

Business Segment Data

                                               Filmed                   Spirits
U. S. dollars in millions        Music      Entertainment  Recreation   and Wine   Corporate     Total
                                --------    -------------  ----------   --------   ---------    --------
Quarter Ended
March 31, 2000
Revenues                        $  1,358      $     877    $     166    $    974    $     --    $  3,375
EBITDA                          $    151      $      (8)   $      34    $    108    $     --    $    285
Depreciation and amortization       (174)           (24)         (25)        (31)         (2)       (256)
Corporate expenses                    --             --           --          --         (30)        (30)
                                --------      ---------    ---------    --------    --------    --------
Operating income (loss)         $    (23)     $     (32)   $       9    $     77    $    (32)   $     (1)
                                ========      =========    =========    ========    ========    ========
Capital expenditures            $     55      $      25    $      24    $     20    $      4    $    128
                                ========      =========    =========    ========    ========    ========

Quarter Ended
March 31, 1999
Revenues                        $  1,262      $     786    $     188    $    979    $     --    $  3,215
EBITDA                          $    106      $     (97)   $      22    $    104    $     --    $    135
Depreciation and amortization       (193)           (18)         (20)        (35)         (2)       (268)
Corporate expenses                    --             --           --          --         (30)        (30)
                                --------      ---------    ---------    --------    --------    --------
Operating income (loss)         $    (87)     $    (115)   $       2    $     69    $    (32)   $   (163)
                                ========      =========    =========    ========    ========    ========
Capital expenditures            $     15      $      28    $      28    $     27    $     --    $     98
                                ========      =========    =========    ========    ========    ========


                                       9                         U.S. GAAP BASIS

                                                Filmed                   Spirits
U. S. dollars in millions         Music     Entertainment  Recreation    and Wine     Corporate      Total
                                --------    -------------  ----------   ---------    ---------    --------
Nine Months Ended
March 31, 2000
Revenues                        $  4,806      $   2,653    $     648    $   3,881    $      --    $ 11,988
EBITDA                          $    801      $     (66)   $     128    $     568    $      --    $  1,431
Depreciation and amortization       (536)           (74)         (75)         (95)          (7)       (787)
Corporate expenses                    --             --           --           --          (66)        (66)
Restructuring credit                  40             19           --           --           --          59
                                --------      ---------    ---------    ---------    ---------    --------
Operating income (loss)         $    305      $    (121)   $      53    $     473    $     (73)   $    637
                                ========      =========    =========    =========    =========    ========
Capital expenditures            $    144      $      55    $      54    $      69    $       4    $    326
                                ========      =========    =========    =========    =========    ========

Nine Months Ended
March 31, 1999
Revenues                        $  2,409      $   2,141    $     618    $   3,621    $      --    $  8,789
EBITDA                          $    208      $     (67)   $      92    $     536    $      --    $    769
Depreciation and amortization       (288)           (52)         (61)         (98)          (7)       (506)
Corporate expenses                    --             --           --           --          (61)        (61)
Restructuring charge                (313)           (92)          --           --           --        (405)
                                --------      ---------    ---------    ---------    ---------    --------
Operating income (loss)         $   (393)     $    (211)   $      31    $     438    $     (68)   $   (203)
                                ========      =========    =========    =========    =========    ========
Capital expenditures            $     49      $      79    $      92    $      94    $      --    $    314
                                ========      =========    =========    =========    =========    ========

Geographic Data

The following table presents revenues by geographic area for the quarter and nine months ended March 31, 2000 and 1999. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues exceed 10 percent of the total.

                                 Quarter         Nine Months
                             Ended March 31,    Ended March 31,
U. S. dollars in millions    2000     1999      2000      1999
                            ------   -------   -------   ------
Revenues
United States               $1,617    $1,504    $5,539   $4,297
United Kingdom                 356       297     1,336      900
Canada                          88        77       330      238
Other countries              1,314     1,337     4,783    3,354
                            ------    ------   -------   ------
                            $3,375    $3,215   $11,988   $8,789
                            ======    ======   =======   ======


                                       10                        U.S. GAAP BASIS

11.  New Accounting Guidance

On July 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which required that costs of start-up activities be expensed as incurred. The adoption of SOP 98-5 resulted in an $84 million after-tax charge in the nine months ended March 31, 2000, which was recorded as a cumulative effect of a change in accounting principle. The cumulative effect is principally related to costs associated with the expansion of our recreation operations.


                                       11                        U.S. GAAP BASIS

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARABILITY

The discussion presented below includes an analysis of total Seagram and business segment results prepared on a U.S. GAAP basis, which conforms in all material respects to Canadian GAAP. Supplemental financial data includes earnings before interest, taxes, depreciation and amortization (EBITDA). Because of the significant assets and goodwill associated with our acquisitions, we believe EBITDA is an appropriate measure of operating performance. However, you should note that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance as defined by GAAP and may be defined differently by other companies. Investments in companies that are not consolidated with the results of Seagram are reported as "equity earnings from unconsolidated companies". This discussion includes, as supplemental financial data, information about our share of the results of revenues and EBITDA related to these investments.

To enhance comparability, financial information for the nine months ended March 31, 1999 is also presented on a pro forma basis, which illustrates the effect of the acquisition of PolyGram and the disposition of Tropicana as if these transactions had occurred prior to the 1999 fiscal year. We believe that pro forma results represent meaningful comparative information for assessing earnings trends because the pro forma results include comparable operations in each period presented. The discussion of the recreation and spirits and wine business segments does not include pro forma comparisons, since the pro forma adjustments did not impact those segments. The pro forma results are not necessarily indicative of the combined results that would have occurred had the events actually occurred prior to our 1999 fiscal year. We believe this information will help you to better understand our business results.

Management's discussion and analysis of our results of operations and liquidity should be read in conjunction with the accompanying financial statements, as well as the consolidated financial statements and related notes in the Company's Form 10-K.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                 Quarter Ended March 31,        Nine Months Ended March 31,
                                                                    2000         1999         2000         1999         1999
U.S. dollars in millions, except per share amounts                (Actual)     (Actual)     (Actual)     (Actual)    (Pro forma)

REVENUES                                                          $  3,375     $  3,215     $ 11,988     $  8,789     $ 11,821
                                                                  ========     ========     ========     ========     ========

OPERATING INCOME (LOSS)                                                 (1)        (163)         637         (203)         328
Interest, net and other expense                                        164          184          487          301          526
Gain on sale of businesses                                            --           --             98         --           --
Provision (benefit) for income taxes                                   114          (93)          75          (18)          76
Minority interest                                                       (3)         (10)          17          (27)           3
Equity earnings from unconsolidated companies                           11           45           96          129          122
                                                                  --------     --------     --------     --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              (265)        (199)         252         (330)        (155)
Loss from discontinued Tropicana operations, after tax                --           --           --             (3)        --
Gain on sale of discontinued Tropicana operations, after tax          --           --           --          1,072         --
Cumulative effect of change in accounting principle, after tax        --           --            (84)        --           --
                                                                  --------     --------     --------     --------     --------
NET INCOME (LOSS)                                                 $   (265)    $   (199)    $    168     $    739     $   (155)
                                                                  ========     ========     ========     ========     ========

EARNINGS PER SHARE - BASIC
   Income (loss) from continuing operations                       $  (0.61)    $  (0.50)    $   0.58     $  (0.90)    $  (0.39)
   Loss from discontinued operations                                  --           --           --          (0.01)        --
   Gain on sale of discontinued operations                            --           --           --           2.91         --
   Cumulative effect of change in accounting principle                --           --          (0.19)        --           --
                                                                  --------     --------     --------     --------     --------
   NET INCOME (LOSS)                                              $  (0.61)    $  (0.50)    $   0.39     $   2.00     $  (0.39)
                                                                  ========     ========     ========     ========     ========

EARNINGS PER SHARE - DILUTED
   Income (loss) from continuing operations                       $  (0.61)    $  (0.50)    $   0.57     $  (0.90)    $  (0.39)
   Loss from discontinued operations                                  --           --           --          (0.01)        --
   Gain on sale of discontinued operations                            --           --           --           2.91         --
   Cumulative effect of change in accounting principle                --           --          (0.19)        --           --
                                                                  --------     --------     --------     --------     --------
   NET INCOME (LOSS)                                              $  (0.61)    $  (0.50)    $   0.38     $   2.00     $  (0.39)
                                                                  ========     ========     ========     ========     ========

Net cash provided by operating activities                                                   $    614     $    387
Net cash used for investing activities                                                      $    (88)    $ (5,670)
Net cash (used for) provided by financing activities                                        $   (536)    $  5,082

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                                         $  3,375     $  3,215     $ 11,988     $  8,789     $ 11,821
   Unconsolidated companies                                            631          514        1,898        1,643        1,643
                                                                  --------     --------     --------     --------     --------
                                                                  $  4,006     $  3,729     $ 13,886     $ 10,432     $ 13,464
                                                                  ========     ========     ========     ========     ========

EBITDA
   Consolidated companies                                         $    285     $    135     $  1,431     $    769     $  1,219
   Unconsolidated companies                                            103          105          371          349          349
                                                                  --------     --------     --------     --------     --------
                                                                       388          240        1,802        1,118        1,568
   Adjustment for unconsolidated companies                            (103)        (105)        (371)        (349)        (349)
   Depreciation and amortization                                      (256)        (268)        (787)        (506)        (830)
   Corporate                                                           (30)         (30)         (66)         (61)         (61)
   Restructuring (charge) credit                                      --           --             59         (405)        --
                                                                  --------     --------     --------     --------     --------
   Operating income (loss)                                        $     (1)    $   (163)    $    637     $   (203)    $    328
                                                                  ========     ========     ========     ========     ========

ACTUAL

Revenues increased five percent in the quarter and EBITDA from consolidated companies more than doubled to $285 million. An operating loss of $1 million was incurred in the quarter compared with an operating loss of $163 million in the prior year. The improvements in EBITDA and operating income reflect improved earnings in all business units, led by filmed entertainment. A net loss of $265 million or $0.61 per share (basic and diluted) was incurred in the quarter compared with a net loss of $199 million or $0.50 per share (basic and diluted) in the prior year. The net loss was impacted by our provision for income taxes, which is expected to approximate 30 percent annually, excluding the effect of non-deductible goodwill associated with our acquisitions.

On a nine-month basis, revenues increased 36 percent and EBITDA from consolidated companies increased 86 percent, primarily due to our reporting of full nine-month results of the acquired PolyGram operations in the current year and improvements in spirits and wine and recreation performance. In addition to the December 1998 acquisition of PolyGram, there have been several significant transactions over the past two years that affect the comparability of our nine-month results. In fiscal 1999, these transactions included the sale of Tropicana in August 1998 for a $1,072 million after-tax gain and a $405 million ($244 million after tax) restructuring charge associated with the integration of PolyGram into our existing music and film operations. In the current fiscal year, significant transactions include the reversal of $59 million ($35 million after tax) of the prior year restructuring accruals due to the favorable settlement of certain contractual and employee severance obligations, the sale of our concert operations for a gain of $98 million ($55 million after tax), the sale of our Champagne operations for $310 million, an amount which approximated the book value of those operations, and an $84 million cumulative effect of an accounting change related to start-up activities. Operating income for the nine months was $637 million compared with an operating loss of $203 million in the prior year, which reflected the impact of the PolyGram acquisition as well as the restructuring activities discussed above. Net income of $168 million or $0.39 per basic share and $0.38 per diluted share was earned in the nine months compared to net income of $739 million or $2.00 per share (basic and diluted) in the prior period. Excluding the transactions discussed above, current year net income was $162 million or $0.37 per share (basic and diluted) versus a net loss of $86 million or $0.23 per share (basic and diluted) last year.

PRO FORMA

On a pro forma basis, revenues increased one percent in the nine months, as increased revenues in the film, recreation and spirits and wine businesses were partially offset by lower music revenues. Operating income, excluding restructuring activities, increased 76 percent in the nine months while EBITDA from consolidated companies increased 17 percent. These increases reflect improvements in all our business segments.

BUSINESS SEGMENT RESULTS

MUSIC

                                                          Quarter Ended March 31,       Nine Months Ended March 31,
                                                             2000         1999         2000         1999         1999
U.S. dollars in millions                                   (Actual)     (Actual)     (Actual)     (Actual)   (Pro forma)

REVENUES                                                   $ 1,358      $ 1,262      $ 4,806      $ 2,409      $ 4,994

Operating income (loss) before restructuring (charge)
  credit                                                   $   (23)     $   (87)     $   265      $   (80)     $   121

Restructuring (charge) credit                                 --           --             40         (313)        --
                                                           -------      -------      -------      -------      -------

OPERATING INCOME (LOSS)                                    $   (23)     $   (87)     $   305      $  (393)     $   121
                                                           =======      =======      =======      =======      =======

Equity earnings (losses) from unconsolidated companies     $    (4)     $    (1)     $    (6)     $     4      $    (1)

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                                  $ 1,358      $ 1,262      $ 4,806      $ 2,409      $ 4,994
   Unconsolidated companies                                     19            7           50           49           49
                                                           -------      -------      -------      -------      -------
                                                           $ 1,377      $ 1,269      $ 4,856      $ 2,458      $ 5,043
                                                           =======      =======      =======      =======      =======
EBITDA
   Consolidated companies                                  $   151      $   106      $   801      $   208      $   722
   Unconsolidated companies                                     (5)          (1)          (2)           4            4
                                                           -------      -------      -------      -------      -------
                                                               146          105          799          212          726
   Adjustment for unconsolidated companies                       5            1            2           (4)          (4)
   Depreciation and amortization                              (174)        (193)        (536)        (288)        (601)
   Restructuring (charge) credit                              --           --             40         (313)        --
                                                           -------      -------      -------      -------      -------
OPERATING INCOME (LOSS)                                    $   (23)     $   (87)     $   305      $  (393)     $   121
                                                           =======      =======      =======      =======      =======


CONSOLIDATED OPERATIONS

Actual - Revenues increased eight percent in the quarter and EBITDA increased 42 percent. Excluding the impact of unfavorable foreign exchange, revenues and EBITDA would have increased 11 and 51 percent, respectively. An operating loss of $23 million was incurred in the quarter compared with an operating loss of $87 million in the prior year. The results were primarily driven by strong sales of current releases and cost savings achieved from the integration of PolyGram, partially offset by investments in our electronic business initiatives. For the nine-month period, significant increases in revenues, EBITDA and operating income reflect the acquisition of PolyGram. Of the $4,806 million total year-to-date music revenues, 42 percent were generated in North America, the European and African markets accounted for 42 percent, Asia Pacific contributed 12 percent and Latin America generated the remaining four percent. We continue to have a strong presence in key markets, including the United States, United Kingdom, France, Germany and Brazil, where we hold strong chart positions. In the nine-month period, over 64 percent of product sales were from new releases. Major album sales in the nine-month period included those by Shania Twain, Limp Bizkit, Blink 182, Sting, Enrique Iglesias, Smash Mouth, the soundtrack from the Universal feature film Notting Hill and Boyzone, among others. In the quarter, Dr. Dre, Aqua, Sisqo and Eiffel 65 were also among the top sellers.

An important aspect of our music business relates to electronic business initiatives as we believe that emerging technologies will be strategically important to the future of this business. Evolving technology allows consumers to experience music in new electronic mediums and formats. Through a variety of strategic alliances and independent initiatives, we continue to invest resources in the technology and electronic commerce areas. Our investments include internal infrastructure, hardware and software that will allow the music business to be conducted over the internet, as well as investments in Jimmy and Doug's Farm Club, GetMusic, ARTISTdirect, InterTrust Technologies, ReplayTV, eritmo.com and others.

Pro forma - Revenues declined four percent in the nine-month period primarily due to the impact of unfavorable foreign exchange, label consolidation and our effort to continually refine our artist roster. North American revenues increased 11 percent, reflecting higher volume and average prices. International revenues declined 12 percent. Excluding the impact of foreign exchange, international revenues would have declined seven percent. Operating income, excluding restructuring activities, more than doubled in the nine months and EBITDA increased 11 percent. Excluding the impact of foreign exchange, EBITDA would have increased 18 percent. These improvements reflect higher volumes and cost savings in North America and strong performances in the United Kingdom, Germany and other international territories, combined with cost savings. Cost savings are slightly exceeding our anticipated program as we complete the integration of PolyGram, however, are partially offset by investments in our electronic business initiatives.

UNCONSOLIDATED OPERATIONS

The equity in earnings from unconsolidated companies was a loss of $4 million in the quarter and a loss of $6 million in the nine months as income of $3 million from concert operations sold in September 1999 was offset by losses from electronic business activities.


FILMED ENTERTAINMENT

                                                       Quarter Ended March 31,          Nine Months Ended March 31,
                                                          2000         1999         2000         1999        1999
U.S. dollars in millions                                (Actual)     (Actual)     (Actual)     (Actual)   (Pro forma)

REVENUES                                                $   877      $   786      $ 2,653      $ 2,141      $ 2,588

Operating loss before restructuring (charge) credit     $   (32)     $  (115)     $  (140)     $  (119)     $  (194)

Restructuring (charge) credit                              --           --             19          (92)        --
                                                        -------      -------      -------      -------      -------

OPERATING LOSS                                          $   (32)     $  (115)     $  (121)     $  (211)     $  (194)
                                                        =======      =======      =======      =======      =======

Equity earnings from unconsolidated companies           $    39      $    56      $   153      $   127      $   125

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                               $   877      $   786      $ 2,653      $ 2,141      $ 2,588
   Unconsolidated companies                                 483          416        1,393        1,287        1,287
                                                        -------      -------      -------      -------      -------
                                                        $ 1,360      $ 1,202      $ 4,046      $ 3,428      $ 3,875
                                                        =======      =======      =======      =======      =======
EBITDA
   Consolidated companies                               $    (8)     $   (97)     $   (66)     $   (67)     $  (131)
   Unconsolidated companies                                  95           93          304          278          278
                                                        -------      -------      -------      -------      -------
                                                             87           (4)         238          211          147
   Adjustment for unconsolidated companies                  (95)         (93)        (304)        (278)        (278)
   Depreciation and amortization                            (24)         (18)         (74)         (52)         (63)
   Restructuring (charge) credit                           --           --             19          (92)        --
                                                        -------      -------      -------      -------      -------
OPERATING LOSS                                          $   (32)     $  (115)     $  (121)     $  (211)     $  (194)
                                                        =======      =======      =======      =======      =======


CONSOLIDATED OPERATIONS

Actual - The performance of our filmed entertainment business continued to improve in the third quarter. Revenues increased 12 percent, EBITDA improved $89 million and the operating loss of $32 million was an $83 million improvement over the prior year. These results primarily reflect the improved motion picture performance versus a disappointing prior year. Improvements were due, in part, to the theatrical success of The Bone Collector, The Green Mile and Best Man. Strong DVD and video sales of The Mummy, Notting Hill, American Pie and The Story Of Us, combined with the development of programs designed to manage production, marketing, participation and overhead and development costs also contributed to filmed entertainment results. In the nine-month period, operating income, excluding restructuring activities, declined from a loss of $119 million to a loss of $140 million, while EBITDA was essentially flat. Included in EBITDA and operating income are the costs of our continued investment in the international television network business, where the creation of new digital delivery technologies in many markets has created significant growth opportunities. International television networks not only provide a dual revenue stream from advertising and subscription but also provide a captive outlet for our extensive film and television libraries and new content.

Pro forma - Pro forma filmed entertainment includes the results of PolyGram filmed entertainment (PFE). Revenues increased three percent in the nine months while operating income, excluding restructuring activities, and EBITDA improved by $54 million and $65 million, respectively. The current year results compare favorably to the prior year which included a $64 million loss largely due to the start-up of PFE domestic film distribution operations.

UNCONSOLIDATED OPERATIONS

Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. Year-to-date results reflect improved operating results at USANi LLC.


RECREATION

                                                     Quarter             Nine Months
                                                 Ended March 31,       Ended March 31,
U.S. dollars in millions                         2000       1999       2000       1999

REVENUES                                        $ 166      $ 188      $ 648      $ 618

OPERATING INCOME                                $   9      $   2      $  53      $  31

Equity losses from unconsolidated companies     $ (24)     $  (9)     $ (53)     $  (2)

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                       $ 166      $ 188      $ 648      $ 618
   Unconsolidated companies                        96         56        332        192
                                                -----      -----      -----      -----
                                                $ 262      $ 244      $ 980      $ 810
                                                =====      =====      =====      =====
EBITDA
   Consolidated companies                       $  34      $  22      $ 128      $  92
   Unconsolidated companies                        13         13         63         62
                                                -----      -----      -----      -----
                                                   47         35        191        154
   Adjustment for unconsolidated companies        (13)       (13)       (63)       (62)
   Depreciation and amortization                  (25)       (20)       (75)       (61)
                                                -----      -----      -----      -----
OPERATING INCOME                                $   9      $   2      $  53      $  31
                                                =====      =====      =====      =====


CONSOLIDATED OPERATIONS

During the quarter, revenues decreased 12 percent as a result of the mix of interactive game product sales and lower attendance at Universal City Hollywood due to the timing of spring holiday periods. EBITDA increased 55 percent and operating income was $9 million compared with $2 million in the prior year, due to increased management fees generated from the expansion of Universal Orlando and improved margins on interactive game sales. On a year-to-date basis, revenues increased five percent, EBITDA rose 39 percent and operating income increased over 70 percent. Revenue growth was due to increased management fees at Universal Orlando, increased retail sales at Spencer Gifts, and a full nine months of Wet'n Wild results, which was purchased in September 1998. In addition, operating income and EBITDA increased as the result of improved cost management at Universal City Hollywood.

UNCONSOLIDATED OPERATIONS

Unconsolidated companies principally include Universal Orlando, Universal Studios Japan, Universal Studios Port Aventura and SEGA GameWorks. Equity in earnings from unconsolidated companies declined from a loss of $9 million in the third quarter of last year to a loss of $24 million this year and on a nine-month basis from a loss of $2 million last year to a loss of $53 million this year. These declines are partly due to increased depreciation and interest expense at Universal Orlando since the opening of Islands of Adventure and the pre-opening development costs at Universal Studios Japan. In addition, the prior year nine-month comparatives included a gain recognized by Sega GameWorks on the sale of its game sales operation to Sega in the first quarter. Revenues from unconsolidated companies increased 71 percent in the quarter and 73 percent in the nine months reflecting the opening of Islands of Adventure, Hard Rock Live, CityWalk and the Portofino Bay Hotel (a Loews hotel) at Universal Orlando. EBITDA from unconsolidated companies was flat in the quarter and up two percent in the nine months as increased earnings at Universal Orlando were offset by pre-opening development costs at Universal Studios Japan. At Universal Orlando, EBITDA increased 18 percent in the quarter and 27 percent in the nine months reflecting a significant increase in attendance since the opening of the new attractions discussed above, partially offset by the continued investment in marketing and other non-recurring costs associated with the expansion.


SPIRITS AND WINE

                                                                  Quarter                 Nine Months
                                                              Ended March 31,           Ended March 31,
U.S. dollars in millions                                     2000         1999         2000         1999

REVENUES                                                   $   974      $   979      $ 3,881      $ 3,621

OPERATING INCOME                                           $    77      $    69      $   473      $   438

Equity earnings (losses) from unconsolidated companies     $  --        $    (1)     $     2      $  --

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                                  $   974      $   979      $ 3,881      $ 3,621
   Unconsolidated companies                                     33           35          123          115
                                                           -------      -------      -------      -------
                                                           $ 1,007      $ 1,014      $ 4,004      $ 3,736
                                                           =======      =======      =======      =======

EBITDA
   Consolidated companies                                  $   108      $   104      $   568      $   536
   Unconsolidated companies                                   --           --              6            5
                                                           -------      -------      -------      -------
                                                               108          104          574          541
   Adjustment for unconsolidated companies                    --           --             (6)          (5)
   Depreciation and amortization                               (31)         (35)         (95)         (98)
                                                           -------      -------      -------      -------
OPERATING INCOME                                           $    77      $    69      $   473      $   438
                                                           =======      =======      =======      =======


CONSOLIDATED OPERATIONS

During the quarter, spirits and wine revenues decreased one percent while EBITDA and operating income increased four and 12 percent, respectively. On a nine-month basis, revenues increased seven percent, operating income rose eight percent and EBITDA grew by six percent. Adjusting for the sale of the Champagne production operations, operating income increased 17 percent in the quarter and 15 percent in the nine months, while EBITDA increased eight percent in the quarter and 12 percent in the nine months. The improved year-to-date results were driven by continued momentum in the global spirits and wine business and volume growth in North America, Europe and Asia Pacific. Of the $3,881 million total year-to-date spirits and wine revenues, 45 percent were generated in North America, the European and African markets accounted for 33 percent, Asia Pacific contributed 14 percent and Latin America generated the remaining eight percent. Total spirits and wine case volumes, including unconsolidated companies, increased two percent in the quarter and eight percent in the nine months. The year-to-date increase is driven by growth in Crown Royal, Captain Morgan, ABSOLUT VODKA (which is owned by V&S Vin & Sprit AB), Mumm Sekt and Royal Salute.

In the nine-month period, cost of goods sold as a percentage of revenues increased to 54.7 percent from 53.6 percent in the prior year period. Selling, general and administrative expenses as a percentage of revenues decreased to
33.1 percent from 34.3 percent partially due to the timing and reduction of overhead spending. At constant foreign exchange rates, global marketing expense increased in excess of 20 percent in the nine months in order to sustain the momentum established in our core brands and to support the millennium trade activity earlier in the year. Brand equity build increased in excess of 21 percent at constant exchange rates as we continued to invest for future growth by supporting our brands in key markets.

UNCONSOLIDATED OPERATIONS

In the current fiscal year there is only one spirits and wine unconsolidated company, Kirin-Seagram Limited in Japan. In fiscal 1999, the unconsolidated companies also included Seagram (Thailand) Limited for nine months to March 1999 at which time we increased our investment in Thailand and began to consolidate that affiliate. The equity in earnings of unconsolidated companies increased $1 million in the quarter and $2 million in the nine months. Revenues from unconsolidated companies were down $2 million in the quarter but increased seven percent in the nine months. EBITDA was flat in the quarter and increased 20 percent in the nine months. The year-on-year variances are primarily due to the entities that are included in unconsolidated companies.


OTHER INCOME, EXPENSES AND TAXES

Corporate expenses were flat in the quarter and increased eight percent in the nine months. Interest, net and other in the quarter included net interest expense of $170 million, offset by $6 million of dividend income from DuPont. The decrease of $20 million from the prior year is primarily due to lower average debt outstanding, reflecting proceeds from asset sales and the June 1999 equity offering. In the nine months, interest, net and other increased 62 percent to $487 million reflecting the increased interest costs associated with funding the PolyGram acquisition. Our quarterly tax provision is calculated based on an annual effective tax rate, excluding the impact of certain transactions that occurred during the nine month period. Our effective annual rate is expected to approximate 30 percent, excluding the impact of non-deductible goodwill associated with our acquisitions.

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

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Financial Position - Current assets of $8.1 billion at March 31, 2000 were $733 million lower than at June 30, 1999, primarily due to the collection of receivables and a reduction in inventories. Current liabilities decreased $1.1 billion to $7.0 billion at March 31, 2000, primarily due to a reduction in short-term borrowings, payables and accrued liabilities. Shareholders' equity was $12.6 billion at March 31, 2000, $263 million below June 30, 1999. Our total long- and short-term debt, net of cash and short-term investments decreased to $6.6 billion at March 31, 2000 from $7.0 billion at June 30, 1999. Our ratio of net debt to total capitalization (including minority interest) declined one percent to 31 percent.

Cash Flows from Operating Activities - Net cash provided by operating activities totaled $614 million in the nine months, an increase of $227 million from the prior year. Contributing to this favorable variance were lower working capital requirements and an increase in income from continuing operations.

Cash Flows from Investing Activities - Net cash used for investing activities was $88 million in the nine-month period. The $310 million proceeds from the sale of the Champagne operations together with $190 million proceeds from the sale of Universal Concerts, Inc., were more than offset by an additional $242 million investment in USANi LLC, capital expenditures of $326 million and other investments of $20 million. The capital expenditures by business segment were:
Music $144 million, Filmed Entertainment $55 million, Recreation $54 million, Spirits and Wine $69 million and Corporate $4 million. In the prior year period, the net cash used for investing activities was $5.7 billion primarily comprised of $8.6 billion for the cash portion of the acquisition of PolyGram, an additional investment in USANi LLC of $231 million and capital expenditures of $314 million, partially offset by $3.3 billion pre-tax proceeds from the Tropicana disposition. The capital expenditures by business segment were: Music $49 million, Filmed Entertainment $79 million, Recreation $92 million and Spirits and Wine $94 million.

Cash Flows from Financing Activities - Financing activities in the nine months used $536 million. A $471 million decrease in short-term borrowings, a $90 million repayment of long-term debt and dividend payments of $215 million were partially offset by a $75 million supplemental issuance of Adjustable Conversion-rate Equity Security Units and a $152 million issuance of shares upon exercise of stock options and conversion of LYONs. In the prior year nine-month period, financing activities provided $5.1 billion primarily due to a $4.8 billion issuance of long-term debt to finance the PolyGram acquisition.

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

International Exchange - We employ a variance/covariance approach in our calculation of Value at Risk (VaR), which measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period. The VaR, which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with our exposure to interest rates at March 31, 2000 was $36 million. This exposure is primarily related to long-term debt with fixed interest rates. The VaR, which is the potential loss in earnings associated with our exposure to foreign exchange rates, primarily to hedge cash flow exposures denominated in foreign currencies, was $10 million at March 31, 2000. These exposures include intercompany trade accounts, service fees, intercompany loans and third-party debt. We are subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the Company's VaR calculation.

YEAR 2000 ISSUE

During the quarter, we completed our efforts to minimize the risk of business disruption associated with the Year 2000 (Y2K) issue. Our overall plan to address the Y2K issue is described more fully in our Form 10-K as supplemented by the Forms 10-Q for the fiscal quarters ended September 30, 1999 and December 31, 1999. To date, we have not experienced any material business disruptions or system failures as a result of Y2K issues, nor are we aware of any Y2K issues affecting our critical third party vendors and customers that could have a significant impact on our business or operations. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment, systems or third parties which are not Y2K compliant.

The total costs related to our Y2K remediation efforts approximate $65 million, substantially all of which have been incurred as of March 31, 2000. These costs do not include the costs of redeployed internal resources or the costs of internally developed software or hardware which is being replaced or developed in the normal course of business. All costs associated with our plan are funded through operations.

Statements concerning Y2K issues that contain more than historical information may be considered forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements, and our Y2K discussion should be read in conjunction with our statement on forward-looking statements which appears below.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that are "forward-looking statements", in that they include statements regarding the intent, belief or current expectations of our management with respect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, internet or theme park projects, and Y2K remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

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

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to the Federal Trade Commission (FTC) investigation into the minimum advertised price (MAP) policy of Universal Music & Video Distribution Corp. (formerly Universal Music & Video Distribution, Inc.) (UMVD) and PolyGram Group Distribution, Inc. (PGDI) described on page 12 of the Form 10-K. On May 1, 2000, UMVD (PGDI has merged into UMVD) and UMG Recordings, Inc. (UMGR) (which owns substantially all of the Company's record labels) signed a Consent Agreement with the staff of the FTC that is subject to final approval by the FTC Commissioners. If accepted by the FTC Commissioners, the Company anticipates that the Consent Agreement will resolve the FTC's investigation of the MAP policy. Among other things, UMVD and UMGR have agreed that (i) for seven years they shall not make the receipt of any cooperative advertising funds for their prerecorded music product contingent upon the price or price level at which such product is advertised or promoted, (ii) for twenty years they shall not make the receipt of any cooperative advertising funds for their prerecorded music product contingent upon the price or price level at which such product is advertised or promoted where the dealer does not seek any contribution from UMVD or UMGR for the cost of the advertisement or promotion, and (iii) for five years they shall not announce resale or minimum advertised prices of their prerecorded music product and unilaterally terminate those who fail to comply because of such failure.

Reference is made to the Digital Distribution, Chandu Dani and Third Street matters described on page 12 of the Form 10-K. The trial date of February 15, 2000 had been vacated and no new trial date has been set.

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



                        THE SEAGRAM COMPANY LTD.
                        ------------------------
                               (Registrant)




                        By: /s/ Frank Mergenthaler
                            ----------------------
                        Frank Mergenthaler
                        Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)



Dated:  May 12, 2000

                                  EXHIBIT INDEX



Exhibit
Number   Description of Exhibit


10.1 Agreement dated March 14, 2000 between Joseph E. Seagram & Sons, Inc. and John D. Borgia.

10.2 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and Kevin Conway.

10.3 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and Daniel Paladino.

10.4 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and Tod Hullin.

10.5 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and Frank Mergenthaler.

10.6 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and Michael Hallows.

10.7 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and John Borgia.

10.8 Agreement effective March 17, 2000 between Joseph E. Seagram & Sons, Inc. and John Preston.

12(a)    Computation of Ratio of Earnings to Fixed Charges
             - The Seagram Company Ltd.

12(b)    Computation of Ratio of Earnings to Fixed Charges
             - Joseph E. Seagram & Sons, Inc.

27       Financial Data Schedule.