Form 10-K405
period 2000-06-30
SEAGRAM CO LTD
filed 2000-09-28
CIK 88188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-2275

                            THE SEAGRAM COMPANY LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Canada                                           None
-------------------------------                              ----
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1430 Peel Street, Montreal, Quebec, Canada                   H3A 1S9
------------------------------------------                   -------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (514) 987-5200
Securities registered pursuant to Section 12(b) of the Act:  --------------


           Title of each class                 Name of each exchange on which registered
           -------------------                 -----------------------------------------
Common shares without nominal             New York Stock Exchange       London Stock Exchange
or par value                                             Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates of the registrant as of August 31, 2000 (65.18% of the outstanding common shares) was approximately $17.4 billion. At August 31, 2000, there were 443,663,363 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference from The Seagram Annual Meeting Information to be included in the joint proxy statement-prospectus to be contained in the Registration Statement on Form F-4 to be filed by Vivendi Universal, which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000.

                                     PART I

RECENT DEVELOPMENTS

       On June 20, 2000, the Company, Vivendi S.A. ("Vivendi") and Canal Plus S.A. ("Canal+") announced that they had entered into a merger agreement and related agreements providing for a strategic business combination among the three companies. The combined entity will be named "Vivendi Universal". Under the agreements, the Company's shareholders will receive a number of Vivendi Universal American Depositary Shares (ADSs) based on an exchange ratio. Each Vivendi Universal ADS will represent one Vivendi Universal ordinary share. Canadian resident shareholders of the Company may elect to receive exchangeable shares of a Canadian subsidiary of Vivendi Universal that will be exchangeable at the option of the holder for Vivendi Universal ADSs and will be substantially the economic equivalent of the Vivendi Universal ADSs. The exchange ratio is equal to U.S. $77.35 divided by the U.S. dollar equivalent of the average of the closing prices on the Paris Bourse of Vivendi's ordinary shares during a measuring period prior to the closing of the transactions. However, the exchange ratio will equal 0.8000 if that average is equal to or less than U.S. $96.6875 and 0.6221 if that average is equal to or exceeds U.S. $124.3369. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval and all necessary regulatory approvals. There is no assurance that such approvals will be obtained.

       In connection with the proposed combination with Vivendi and Canal+, the Spirits and Wine business is to be sold. However, there can be no assurance that the Spirits and Wine business will be sold, nor can the particular terms and conditions of any such sale be predicted.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

       Seagram was organized under Canadian federal law on March 2, 1928, and operates in four global business segments: music, filmed entertainment, recreation and other and spirits and wine. The music business is conducted through Universal Music Group, which is the largest recorded music company in the world. Universal Music Group produces, markets and distributes recorded music throughout the world in all major genres. Universal Music Group also manufactures, sells and distributes video products in the United States and internationally, and licenses music copyrights. The filmed entertainment and recreation and other businesses are conducted through Universal Studios Group. The filmed entertainment business produces and distributes motion picture, television and home video products, operates and has ownership interests in a number of international cable channels and engages in the licensing of merchandising and film property rights. The recreation and other business operates theme parks and retail stores and is also involved in the development of entertainment software. At June 30, 2000, Matsushita Electric Industrial Co., Ltd. had an approximate 7.7% ownership interest in the entities that own Universal's music, filmed entertainment and recreation and other businesses. The spirits and wine business, directly and through affiliates and joint ventures, produces, markets and distributes distilled spirits, wines, Ports and Sherries, coolers, beers, other low-alcohol beverages and mixers. In addition to marketing owned brands, the spirits and wine business also distributes distilled spirits, wine, champagne and beer brands owned by others. For information as to revenues, operating income and identifiable assets by business segment, see Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We use the term "Seagram" or "we" to refer to The Seagram Company Ltd. and its subsidiaries and affiliates unless otherwise specified. All dollar amounts are stated in U.S. currency unless otherwise specified.

       Our executive offices are located at 1430 Peel Street, Montreal, Quebec, Canada H3A 1S9 and our registered office is located at 592 Colby Drive, Waterloo, Ontario, Canada N2V 1A2.

       Note that throughout this 10-K Report, we "incorporate by reference" certain information in parts of other documents filed or to be filed with the Securities and Exchange Commission ("SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to that information.

                                BUSINESS SEGMENTS

MUSIC

       Universal Music Group, the largest recorded music company in the world, was formed in December 1998 when we completed the acquisition of PolyGram N.V. and combined the music businesses of Universal and PolyGram.

       Universal Music Group develops, acquires, produces, markets and distributes recorded music through a network of subsidiaries, joint ventures and licensees in 63 countries around the world. We also produce, sell and distribute music videos in the United States and internationally and publish music.

       In fiscal 2000, Universal Music Group held the number one market position in every major region of the world. We also had 65 albums that reached worldwide sales in excess of one million units and 5 albums that sold over five million units. We have the largest music catalogue in the world and hold the leading position in the classical music market, accounting for approximately 40% of worldwide classical music sales in fiscal 2000. Our labels include:

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

       Artists who are currently under contract with Universal Music Group, directly or through third parties, for one or more important territories include, among others:

Bryan Adams              Sheryl Crow               Sir Elton John                   Spitz
Aqua                     DMX                       Diana Krall                      Sting
Erykah Badu              Dr. Dre                   ERA (Eric Levi)                  George Strait
Beck                     Eminem                    Limp Bizkit                      E O Tchan
The Bee Gees             Melissa Etheridge         LL Cool J                        Shania Twain
Bjork                    Kirk Franklin             Reba McEntire                    Texas
Mary J. Blige            Vince Gill                Metallica                        McCoy Tyner
Blink 182                Charlie Haden             Nine Inch Nails                  U2
Blues Traveler           Johnny Hallyday           98 Degrees                       Caetano Veloso
Andrea Bocelli           Herbie Hancock            Florent Pagny                    Stevie Wonder
Bon Jovi                 Hanson                    Luciano Pavarotti                Trisha Yearwood
Boyz II Men              Joe Henderson             Andre Rieu                       Rob Zombie
Boyzone                  Dru Hill                  The Brian Setzer Orchestra
The Cardigans            Enrique Iglesias          Sisqo
The Cranberries          Jay-Z                     Wayne Shorter

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

       E-COMMERCE AND ELECTRONIC DELIVERY. Universal Music Group is at the forefront of the development of music distribution through e-commerce and electronic delivery, which will permit consumers to sample music on the Web, order it, have it delivered and pay for it electronically. Universal Music Group has a long-term agreement with InterTrust Technologies Corporation to establish standards for the secure and convenient electronic delivery of music directly to the home, and we are actively participating in the Secure Digital Music Initiative (SDMI), a program which was created jointly by an extensive group of content, consumer electronics, hardware, software and internet companies to develop and define worldwide standards for the protection of music and other digitizeable intellectual property. Universal Music Group and BMG Entertainment formed GetMusic, a joint venture designed to create online communities of music fans, promote artists and sell CDs online through genre-based music channels. We expect GetMusic will have access to a combined database of 50 million customers worldwide, and will offer, among other features, exclusive artist information, exclusive interviews and the ability to chat online with artists and their fans. Universal Music Group has also entered into a joint agreement with AT&T, BMG Entertainment and Matsushita Electric Industrial Co. to develop and test technology for large-scale, secure music and media distribution.

       MUSIC PUBLISHING. Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as compared to recordings). Our publishing catalogue includes more than 600,000 titles that we own or control, making Universal Music Group one of the world's largest music publishers. We enter into agreements with composers and authors of musical compositions for the purpose of licensing the compositions for use in sound recordings, films, videos and by way of live performances and broadcasting. In addition, we license compositions for use in printed sheet music and song folios. We also license and acquire catalogues of musical compositions from third parties such as other music publishers and composers and authors who have retained or re-acquired rights. In August 2000, we purchased Rondor Music International, Inc., an independent music publisher for approximately $350 million in stock.

       MANUFACTURING AND OTHER FACILITIES. In connection with our music entertainment activities, we own manufacturing facilities in the United States, Germany and the United Kingdom and office buildings and warehouse facilities in various countries. In addition to our wholly-owned facilities, we also own a manufacturing facility in the United States through a joint venture. Where we do not own property, we lease warehouses and office space.

       COMPETITION. The music entertainment industry is highly competitive. The profitability of a company's recorded music business depends on its ability to attract and develop recording artists, the public acceptance of those artists and the recordings released in a particular period. Universal Music Group competes for creative talent both from new artists and those artists who have already established themselves through another label. Following a pattern established in the United States, European retailers have begun to consolidate, with increasing quantities of product being sold through multinational retailers and buying groups and other discount chains. This has increased competition for shelf space among the recorded music companies. The recorded music business continues to be adversely affected by counterfeiting, piracy and parallel imports, primarily in Eastern Europe, Asia and Latin America, and may be affected by the ability to download quality sound reproductions from the Internet without authorization.

FILMED ENTERTAINMENT

       Universal Studios' filmed entertainment business:

       - produces and distributes films worldwide in the theatrical, home video and television markets;

       - produces and distributes episodic television and made-for-television programming;

       - operates and has ownership interests in a number of international channels which reach approximately 22 million households, including:

              - The Sci-Fi Channel U.K., reaching approximately 6 million subscribers in the U.K. and South Africa;

              - USA Network Latin America, which is distributed in 18 Latin American countries and reaches approximately 10 million subscribers;

              - 13th Street, The Action and Suspense Channel, launched in France, Germany and Spain, reaching approximately 4 million subscribers and featuring Universal television programming; and

              - Studio Universal, a movie channel launched in Italy, Germany and Spain, with approximately 2 million subscribers and featuring popular Universal theatrical titles;

       - engages in the licensing of merchandising rights and film property publishing rights; and

       - engages in certain other activities through its ownership of the joint venture and equity interests described below.

       PRODUCTION, MARKETING AND DISTRIBUTION. Universal Studios produces feature-length films intended for initial theatrical exhibition and television programming. Major motion pictures produced over the past several years include The Lost World: Jurassic Park, Liar, Liar, The Mummy and Notting Hill, and more recently, such box office hits as Erin Brockovich starring Julia Roberts, U-571 starring Matthew McConaughey, The Gladiator starring Russell Crowe, The Green Mile starring Tom Hanks and American Pie. In addition, we produce animated and live action children's and family programming for networks, basic cable and local television stations as well as home video.

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

       We distribute our theatrical product in the United States and Canada to motion picture theaters. Theatrical distribution throughout the rest of the world is primarily conducted by United International Pictures, which is equally owned by Universal Studios, Metro-Goldwyn-Mayer Inc. and Paramount Pictures Corporation. Television distribution of our 24,000 episode library in the United States is handled by USANi LLC, a subsidiary of USA Networks, Inc. ("USA Networks"), and throughout the rest of the world primarily by Universal Studios. Universal Studios distributes television product produced by USANi LLC in international markets. Videocassettes and DVDs are distributed in the United States and Canada by wholly owned subsidiaries of Universal Studios. Outside of the United States and Canada, videocassettes are primarily distributed by Universal Pictures International, a wholly owned subsidiary of Universal Studios, while DVDs are primarily distributed by Columbia/Tri-Star Home Video under a short term sub-distribution arrangement that ends in 2002. Some DVD rights revert to Universal before then.

       The rights to use the characters, titles and other material and rights from television and theatrical films and other sources are licensed to manufacturers, retailers and others by Universal Studios.

       USA NETWORKS, OTHER EQUITY INTERESTS AND CERTAIN JOINT VENTURES. Universal Studios holds an effective 43% equity interest in USA Networks through its ownership of common stock and Class B common stock of USA Networks and shares of USANi LLC, which Universal can exchange for common stock and Class B common stock of USA Networks. USA Networks primarily engages in electronic and online retailing, network and first-run syndication television production, domestic distribution of its and Universal Studios' television productions and the operation of the USA Network and Sci-Fi Channel Cable Networks.

       Universal Studios also has an approximate 26% interest in Loews Cineplex Entertainment Corporation, which exhibits theatrical films principally in the United States and Canada, and a 49% interest in United Cinemas International Multiplex B.V. and Cinema International Corporation, which operate motion picture theaters outside of the United States and Canada.

       In addition to the wholly owned channels discussed above, Universal Studios has equity interests in a number of international joint venture channels, including:

   - USA Network Brazil, a joint venture with Globosat in Brazil. This basic service channel reaches approximately 2 million subscribers and features primarily the same programming as USA Network Latin America;

   - HBO Asia, a pan-regional joint venture in Asia with Time Warner, Sony and Paramount. The channels included under this joint venture reach approximately 6 million subscribers and feature the current theatrical releases from the joint venture partners;

   - Latin America Pay TV, a pan-regional joint venture in Latin America with Paramount, Fox, MGM and Sacsa (an Argentinean holding company). The channels included under this joint venture reach approximately 10 million subscribers and feature current theatrical releases of the joint venture partners; and

   - Premiere Movies Partnership, an Australian joint venture with Fox, Sony, Paramount and TCI.

       COMPETITION. Our filmed entertainment business competes with all other forms of entertainment. We compete with other major film studios and independent producers for creative talent and story products, which are essential ingredients of our filmed entertainment products. The profitability of our filmed entertainment business is dependent upon public taste, which is volatile and shifts in demand and is affected by economic conditions and technological developments.

RECREATION AND OTHER

       Universal owns and operates Universal City Hollywood, the world's largest movie studio and theme park, located in Universal City, California. Adjacent to Universal City Hollywood is CityWalk, an integrated retail/entertainment complex that offers shopping, dining, cinemas and entertainment. In April 2000, the expansion of CityWalk was completed, doubling its size with the addition of over 30 new venues, including a 3-D Imax movie screen, a multi-media bowling alley and a NASCAR virtual racing experience.

       Universal has a 50% interest in Universal City Development Partners, a joint venture in Orlando, Florida, which resulted from the January 2000 merger of Universal City Florida Partners and Universal City Development Partners. The joint venture owns Universal Studios, a theme park based on Universal Studios' filmed entertainment business, Islands of Adventure, a second theme park with five unique islands, and CityWalk, a complex that offers shopping, dining, cinemas and entertainment. Universal City Development Partners also has a 50% interest in a joint venture, which is currently developing three hotels adjacent to the Orlando theme parks. The first hotel, the Portofino Bay Hotel, a Loews hotel, opened in September 1999. The second hotel, the Hard Rock Hotel, also a Loews hotel, is expected to open in Winter 2000, and the third hotel is in the final design phase. The two theme parks, CityWalk and hotels together comprise Universal Orlando, the newest Orlando multi-day entertainment resort. Universal Orlando is developed on approximately 825 acres. Universal also owns Wet n' Wild, a water park which is adjacent to Universal Orlando.

       Since October 1998, construction has been underway for Universal Studios Japan in Osaka. Universal Studios Japan is owned by USJ Co., in which Universal own a 24% interest, and will be located on 133 acres of land leased by certain USJ Co. shareholders. Opening is scheduled for Spring 2001.

       Universal also owns a 37% interest in, and manages, Universal Studios Port Aventura, a theme park located on the Mediterranean coast of Spain near Barcelona.

       In October 1998, Universal opened Universal Studios Experience Beijing, a permanent exhibit featuring Universal Studios branded properties.

       Universal owns approximately 27% of SEGA GameWorks L.L.C., which designs, develops and operates location-based entertainment centers. SEGA GameWorks currently owns and operates twelve such centers throughout the United States.

       Universal Studios New Media, Inc. develops entertainment software including the Crash Bandicoot and Spyro game series, is responsible for the development and maintenance of Universal's websites and manages our approximate 16% interest in Interplay Entertainment Corp., an entertainment software developer.

       Universal owns, develops and manages commercial buildings with approximately 2.4 million rentable square feet of office space in Universal City, including Universal Studios CityWalk and the 10 Universal City Plaza office building, which are occupied by Universal Studios or leased to outside tenants, and Universal owns the Sheraton-Universal Hotel. Universal also owns a 100,000 square foot office building adjacent to the Universal City property.

       In addition, Universal is involved in other businesses including the operation of retail gift stores and the development of entertainment software. They own Spencer Gifts, Inc. which operates approximately 630 retail gift stores throughout North America through three groups of stores: Spencer, DAPY and Glow gift shops. Spencer, DAPY and Glow sell novelties, electronics, accessories, books and trend driven products. In connection with the activities of Spencer Gifts, Inc., Universal owns a building in New Jersey and lease approximately 570 stores in various cities in the United States and a warehouse in North Carolina.

       COMPETITION. Our theme parks compete with other theme parks in their respective geographic regions and other leisure-time activities. The profitability of the leisure-time industry is influenced by various factors that are outside of our control such as economic conditions, amount of available leisure time, transportation prices and weather patterns.

       The Spencer, DAPY and Glow stores compete with numerous retail firms of various sizes throughout the United States, including department and specialty niche-oriented gift stores.

SPIRITS AND WINE

       Our spirits and wine business produces, markets and/or distributes more than 225 brands of distilled spirits, more than 180 brands of wines, Ports and Sherries, and more than 40 brands of coolers, beers and other low-alcohol adult beverages and mixers. Our products are sold in over 190 countries and territories.

       The spirits and wine business is comprised of three operating units: The Seagram Spirits And Wine Group (SSWG), Seagram Chateau & Estate Wines Company (C&E) and The Seagram Beverage Company (SBC). SSWG produces and markets many of the world's best-known spirits brands, including:

       -      Crown Royal and Seagram's V.O. Canadian Whiskies

       -      Seagram's 7 Crown American Blended Whiskey

       -      Four Roses Bourbon

       -      Chivas Regal, Royal Salute, Windsor Premier and Passport Scotch
              Whiskies

       -      The Glenlivet and Glen Grant Single Malt Scotch Whiskies

       -      Martell Cognacs

       -      Seagram's Extra Dry Gin

       -      Captain Morgan, Montilla, Cacique and Myers's Rums

       -      Don Julio and Margaritaville Tequila

       -      Mumm Sekt

       -      Sandeman Ports and Sherries

       SSWG also distributes ABSOLUT VODKA, owned by V&S Vin & Sprit Aktiebolag, in the United States and most major international markets, as well as Mumm and Perrier-Jouet Champagnes, owned by Hicks, Muse, Tate and Furst Incorporated and other investors, in most international markets.

       C&E produces and markets the wines of Sterling Vineyards, Tessara and The Monterey Vineyard and the sparkling wines of Mumm Curvee Napa, under license from G.H. Mumm. The group is the exclusive importer in the United States of Mumm and Perrier-Jouet Champagnes, Barton & Guestier wines, Brancott Vineyards wines from New Zealand and Sandeman Ports and

Sherries and is also the largest importer of classified Bordeaux in the United States. C&E's agency portfolio is completed by distribution rights for Dominus and Napanook from the Napa Valley, a collections of Burgundy estate-bottled wines, F.E. Trimbach wines from Alsace, Catello d' Albola in Chianti and several other European wines.

       SBC is responsible for the development, production and/or marketing of our premium lower- and non-alcohol beverages. The principal brands include Seagram's Coolers, Rick's Spiked Lemonade and Seagram's Mixers. SBC is also the exclusive importer in the United States for Grolsch (a Dutch beer, owned by Royal Grolsch N.V.) and Steinlager (a New Zealand beer, owned by Lion Nathan Limited).

       Our spirits and wine business operates distilleries and bottling facilities in 18 countries in North America, Latin America, Europe and Asia. Our spirits aggregate daily distillation capacity approximates 253,000 U.S. proof gallons and aggregate daily bottling capacity approximates 275,000 standard cases. We maintain large inventories of aging spirits in warehousing facilities located primarily in Canada, France, the United Kingdom and the United States. Such inventories aggregated approximately 500 million U.S. proof gallons at June 30, 2000. Additionally, our bulk wine inventory aggregated approximately 28 million wine gallons at June 30, 2000.

       We purchase commodity raw materials, such as molasses and base wine for German sparkling wines on the open market at prices determined by market conditions. Grains (corn, rye and malt) are sourced from a variety of channels, including annual contracts with a number of third-party providers. We also participate in the bulk supply market as a buyer and seller of malt and grain spirits. Our wines and cognacs are produced primarily from grapes grown by others. Cognac grapes are purchased based on a multi-year contract with flexibility for wines and new distillates. Grapes are, from time to time, adversely affected by weather and other forces, which occasionally limit production. Rolling contracts to secure a continued supply of oak casks also exist. We acquire substantially all of our American white oak barrels (used for the storage of whisky during the aging period) from one supplier in the United States. Key packaging components such as glassware are purchased based on long-term agreements with strategic suppliers. Other packaging components are generally based on annual contracts with key suppliers. Fluctuations in the prices of these commodities have not had a material effect upon operating results. We believe that our relationships with our various suppliers are good.

       MARKETING AND DISTRIBUTION. Spirits and wine has developed sales and distribution networks appropriate for each of its markets, including affiliate and joint venture distribution operations in 38 countries and territories and third-party distribution arrangements in other key markets.

       In the United States, we generally sell spirits, wines, coolers, beers and other low-alcohol beverages to two categories of customers. In 32 states and the District of Columbia, sales are made to approximately 335 wholesale distributors who also purchase and market other brands of distilled spirits, wines, coolers, beers and other low-alcohol beverages. In 18 "control" states (where the state government engages in distribution), sales are made to state and local liquor boards and commissions; in certain of these states, sales of wines, coolers, beers and other low-alcohol beverages are also made to approximately 275 wholesale distributors.

       In Canada, sales are made exclusively to ten provincial and three territorial government liquor boards and commissions.

       In addition to the United States and Canada, our affiliates and joint ventures are located in: Argentina, Belgium, Brazil, Chile, the People's Republic of China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Jamaica, Japan, Mexico, the Netherlands, Poland, Portugal, Romania, Singapore, the Slovak Republic, South Africa, South Korea, Spain, Switzerland, Thailand, Turkey, the Ukraine, the United Kingdom, Uruguay and Venezuela.

       A significant portion of spirits and wine revenues come from sales outside of North America. In addition to economic and currency risks, our foreign operations involve risks including governmental regulation, embargoes, expropriation, export controls, burdensome taxes, government price restraints and exchange controls.

       COMPETITION. The spirits and wine industry is highly competitive. Due to ongoing formation of multinational retailers and buying groups in Europe, all marketers in the industry have confronted severe pricing pressure across Europe. This has been heightened as a result of Wal-Mart's recent acquisitions in Germany and the United Kingdom. Euro-based multinational retailers and buying groups have also expanded into certain markets in Asia and Latin America. Additionally, the expansion of non-traditional distribution channels, e.g. eBusiness, has added a new dimension to the global marketplace. Diageo PLC, which resulted from the merger of two of the largest spirits and wine companies, Grand Metropolitan PLC and Guinness PLC, continues to be the largest global player. However, the spirits and wine industry has continued to evolve through mergers and the formation of alliances, e.g. Maxxium, and with the reemergence of strong local and regional brand owners.

        We continue to address these competitive challenges by investing in brand equity building behind our core brands in key established and development markets. We use magazine, newspaper and outdoor advertising, as well as interactive marketing, to maintain and improve our brands' market position. We also utilize radio and television advertising, although the use of such advertising in connection with the sale of beverage alcohol is restricted by law or commercial practice in certain countries, including the United States.

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

                               INTEREST IN DUPONT

        At June 30, 2000, we owned approximately 16.4 million shares of common stock of E.I. du Pont de Nemours and Company which had a market value of approximately $719 million as of such date.

                                    EMPLOYEES

        As of June 30, 2000, we employed approximately 34,000 people. The number of employees is subject to seasonal fluctuations.


ITEM 3. LEGAL PROCEEDINGS

        On May 30, 1995, a purported retailer class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), and PolyGram Group Distribution, Inc., violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. By an order filed July 3, 1997, the Ninth Circuit reversed the District Court and remanded the action. Upon reinstatement of this litigation by the Ninth Circuit, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-8864 JSL (VAPx), filed on October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a/ Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed on October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc., et al., v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Warner Elektra Atlantic Corporation, and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York. The Digital Distribution, Chandu Dani, and Third Street Jazz matters have been set for trial on February 15, 2000. On February 17, 1998, a purported consumer class action was filed in the Circuit Court for Cocke County, Tennessee, Civil Action No., 24,885 II, entitled Doris D. Ottinger, et al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corp., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and

PolyGram Group Distribution, Inc. A motion to dismiss was filed on May 11, 1998, and is pending. The trial date of February 15, 2000 was vacated and no new trial date has been set.

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

        By letter dated April 11, 1997, the Federal Trade Commission ("FTC") advised Universal Music and Video Distribution Corp. (formerly Universal Music & Video Distribution, Inc.) ("UMVD") and PolyGram Group Distribution, Inc. ("PGDI") that it is conducting a preliminary investigation to determine whether minimum advertised pricing ("MAP") policy used by major record distributors constitute an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act. UMVD and PGDI received a subpoena dated September 19, 1997 for the production of documents. No allegations of unlawful conduct have been made against UMVD or PGDI. On May 1, 2000 UMVD (PGDI has merged into UMVD) and UMG Recordings, Inc. ("UMGR") (which owns substantially all of the Company's record labels) signed a Consent Agreement with the staff of the FTC. The Company anticipates that the Consent Agreement will resolve the FTC's investigation of the MAP policy. Among other things, UMVD and UMGR have agreed that (i) for seven years they shall not make the receipt of any cooperative advertising funds for their prerecorded music product contingent upon the price or price level at which such product is advertised or promoted, (ii) for twenty years they shall not make the receipt of any cooperative advertising funds for their prerecorded music product contingent upon the price or price level at which such product is advertised or promoted where the dealer does not seek any contribution from UMVD or UMGR for the cost of the advertisement or promotion, and (iii) for five years they shall not announce resale or minimum advertised prices of their prerecorded music product and unilaterally terminate those who fail to comply because of such failure.

        On August 30, 1999, the Australian Competition and Consumer Commission ("ACCC") commenced proceedings against Universal Music Australia Pty Limited (formerly PolyGram Pty Limited) and three former employees of PolyGram, alleging violations of the Australian Trade Practices Act, the statute which governs competition law in Australia. The ACCC alleges that Universal has taken certain unlawful steps to restrict parallel imports into Australia to reduce price competition in the sale of sound recordings. Separate proceedings making similar allegations have also been commenced against certain other record companies in Australia and their current or former employees, and against two industry trade associations in Australia. The ACCC seeks injunctive relief to eliminate any unlawful restrictions on parallel imports into Australia and the imposition of fines against Universal and the three individuals who were employees of PolyGram. Universal and the three individuals are vigorously defending these proceedings. Universal has received Answers to its Request for Particulars from the ACCC along with an amended Statement of Claim. Universal and the three individuals continue to vigorously defend these proceedings.

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

        On December 15, 1999, an action was filed in the Superior Court for the County of Los Angeles entitled KirchMedia GmbH & Co. KGaA v. Universal Studios, Inc. and Universal Studios International B.V., case no. BC 221645. The plaintiff is a German company that entered into several agreements with Universal in 1996 involving the licensing of film and television programming. The contracts also required the plaintiff to allocate to Universal two channels on its German pay television service. Plaintiff alleges that it is entitled to terminate its agreements with Universal on the ground that certain decisions by European regulatory authorities have materially impaired its business and constitute events of "force majeure." Plaintiff also alleges that Universal has breached its obligations under the parties' licensing agreements by allegedly failing to provide plaintiff with the quality and/or quantity of film and television programming anticipated by plaintiff. Plaintiff asserts claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. Plaintiff seeks an order requiring the return of all monies paid by plaintiff under the parties' agreements, as well as purported damages in excess of $500,000,000. Plaintiff also seeks punitive damages on its breach of fiduciary duty claim. Universal has denied the allegations of the complaint and intends vigorously to defend this action. On February 3, 2000, Universal filed a cross-complaint in this action alleging that KirchMedia had breached certain of its obligations under the parties' Channel Carriage Agreement and that certain entities related to KirchMedia were obligated to indemnify Universal for all damages sustained as a result of KirchMedia's breech of that agreement. On August 11, 2000, the Court granted Universal's motion for judgment on the pleadings on the ground that plaintiff's complaint did not state facts sufficient to constitute a claim. The Court granted the plaintiff leave to file an amended complaint that identified specific films that Universal supposedly should have licensed to plaintiff under the parties' agreements. The Court ruled that its grant of leave to amend did not extend to plaintiff's other purported claims. An amended complaint has not yet been filed. No trial date has been set.

        In May, June, and July of 2000, ninety-four purported consumer class action law suits were filed in various state and federal courts across the country against Universal Music & Video Distribution Corp., UMG Recordings, Inc. and PolyGram Group Distribution, Inc. as well as Sony Music Entertainment Inc., Time Warner Inc., Bertelsmann Music Group, and Capitol Records Inc. (along with companies affiliated with these defendants). Certain recorded music retailers are also named as defendants in some of these actions. Plaintiffs in each of these actions allege that the defendants violated the federal and/or state antitrust laws and unfair competition laws by conspiring to fix the wholesale and/or retail prices of compact discs. Plaintiffs in each of these actions further allege that the purported conspiracy was related in some fashion to the minimum advertised price ("MAP") policies adopted by each of the record distributor defendants, including Universal Music & Video Distribution Corp. and PolyGram Group Distribution, Inc. Plaintiffs in these cases seek treble damages and/or restitution as well as attorney's fees and costs. With respect to the federal cases, there is currently pending before the Judicial Panel for Multi-District Litigation a motion to consolidate and transfer. The Judicial Panel will hear the motion on September 22, 2000. With respect the eighteen state cases pending in California, on September 11, 2000, the Court ordered that these cases be coordinated for pretrial proceedings. With respect to the five state cases pending in Florida, on August 31, 2000, the Circuit Court of the 11th Judicial Circuit dismissed them with leave to amend for failure to state a claim upon which relief may be granted.

        In addition to the consumer actions, on August 8, 2000, the Attorneys General for 28 states and 2 territories filed a parens patriae action in the federal district court in the Southern District of New York entitled State of Florida, et al. v. BMG Music, Bertelsmann Music Group Inc., Capitol Records, Inc. dba EMI Music Distribution, Virgin Records America, Inc., Priority Records, LLC, MTS Inc. dba Tower Records, Musicland Stores Corporation, Sony Music Entertainment Inc., Trans World Entertainment Corporation, Universal Music & Video Distribution Corp., UMG Recordings, Inc., Warner-Elektra-Atlantic Corporation, Warner Music Group, Inc., Warner Bros. Records, Inc., Atlantic Recording Corporation, Elektra Entertainment Group, Inc. and Rhino Entertainment Company. The Attorneys General brought this suit on behalf of consumers in their respective states or territories, and they allege that the defendants violated the federal and state antitrust laws and unfair competition laws by conspiring to fix the retail prices of compact discs. The Attorneys General seek treble damages, civil penalties, attorney's fees, and costs.

        Cleveland, et al. v. Viacom, et al., Civil Action No. SA-99-CA-0783-EP, in the United States District Court for the Western District of Texas, San Antonio Division. In July 1999, a small video retailer located in San Antonio, Texas filed a lawsuit in the federal district court in San Antonio alleging that the home video divisions of the major movie studios, including Universal Studios Home Video, Inc., had conspired with one another and with Blockbuster Inc., a video rental retailer, and with Viacom, Inc., in violation of the federal antitrust laws. The action was filed on behalf of a proposed class of all "independent" video retailers that compete with Blockbuster.

        Since its original filing, the complaint has gone through several substantive changes, including the substitution of new proposed class representatives, and the addition of claims arising under California law. The core allegation, however, has remained the same: plaintiffs allege that the studios have entered direct revenue sharing agreements with Blockbuster that include terms that are unavailable to independent video retailers, and that give Blockbuster an unfair competitive advantage. Plaintiffs seek monetary and injunctive relief.

        Plaintiffs have filed a motion asking that the court certify the proposed class. Universal and the other defendants have opposed the motion, arguing that the case is not amenable to class treatment. Under the current scheduling order, all briefing regarding whether a class should be certified should be complete by October 2, 2000.

        Seagram and its subsidiaries and affiliates are defendants or respondents in a number of other actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares are listed on the New York, Toronto and London Stock Exchanges. The following sets forth the high and low closing prices for the fiscal periods indicated:


                                                                          Fiscal Years Ended June 30,
                                                        2000                         1999                          1998
                                           ----------------------------  ----------------------------  ----------------------------
                                                 High           Low           High           Low            High           Low
                                                 ----           ---           ----           ---            ----           ---
New York Stock Exchange
    First Quarter                           U.S.$ 57.19    U.S.$ 43.00    U.S.$ 41.94    U.S.$ 28.69    U.S.$ 41.13    U.S.$ 33.94
    Second Quarter                                49.94          36.63          38.38          25.13          37.63          30.25
    Third Quarter                                 65.19          43.06          51.25          37.81          39.75          31.44
    Fourth Quarter                                63.13          43.69          65.00          48.81          46.69          36.81

Toronto Stock Exchange
    First Quarter                              C$ 85.40       C$ 63.35       C$ 62.25       C$ 43.80       C$ 56.70       C$ 46.45
    Second Quarter                                73.40          54.50          59.50          38.65          52.30          43.25
    Third Quarter                                 94.95          63.05          77.35          58.00          56.50          44.70
    Fourth Quarter                                92.60          65.90          98.00          72.00          67.50          52.65

         The Company had 6,053 registered shareholders at August 31, 2000. In the fiscal years ended June 30, 2000, 1999 and 1998, the Company paid dividends of $0.165 per share per quarter.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                          Transition      Fiscal
                                                                                                         Period Ended  Year Ended
                                                                  Fiscal Years Ended June 30,              June 30,    January 31,
U.S. dollars in millions, except per share amounts         2000         1999         1998        1997       1996         1996
--------------------------------------------------     -----------   ----------   ----------  ----------  ----------   ----------
INCOME STATEMENT

Revenues                                               $   15,686    $  12,312    $   9,474   $  10,354   $   4,112    $   7,787
Operating income (loss)                                $      753    $    (250)   $     553   $     719   $      93    $     435
Interest, net and other expense                        $      661    $     457    $     228   $     147   $      99    $     195
Gain on sale of businesses                             $       98    $       -    $       -   $       -   $       -    $       -
Gain on USA transactions                               $        -    $     128    $     360   $       -   $       -    $       -
Gain on sale of Time Warner shares                     $        -    $       -    $     926   $     154   $       -    $       -
Income (loss) from continuing operations before
    cumulative effect of accounting change             $      124    $    (383)   $     880   $     445   $      67    $     144
Income (loss) from discontinued Tropicana
    operations, after tax                                       -           (3)          66          57          18           30
Gain on sale of discontinued Tropicana operations,
    after tax                                                   -        1,072            -           -           -            -
Discontinued DuPont activities, after tax                       -            -            -           -           -        3,232
                                                       -----------   ----------   ----------  ----------  ----------   ----------
Income before cumulative effect of accounting change          124          686          946         502          85        3,406
Cumulative effect of accounting change, after tax             (84)           -            -           -           -            -
                                                       -----------   ----------   ----------  ----------  ----------   ----------
    Net income                                         $       40    $     686    $     946   $     502   $      85    $   3,406
                                                       ===========   ==========   ==========  ==========  ==========   ==========
FINANCIAL POSITION
Current assets                                         $    7,799    $   8,881    $   6,971   $   6,131   $   6,307    $   6,194
Common stock of DuPont                                        719        1,123        1,228       1,034         651          631
Common stock of USAi                                          529          501          306           -           -            -
Common stock of Time Warner                                     -            -            -       1,291       2,228        2,356
Other noncurrent assets                                    23,761       24,506       11,940      10,257      10,328       10,230
Net assets of discontinued Tropicana operations                 -            -        1,734       1,734       1,693        1,549
                                                       -----------   ----------   ----------  ----------  ----------   ----------
    Total assets                                       $   32,808    $  35,011    $  22,179   $  20,447   $  21,207    $  20,960
                                                       ===========   ==========   ==========  ==========  ==========   ==========
Current liabilities                                    $    6,722    $   8,146    $   4,709   $   3,087   $   4,383    $   3,557
Long-term debt                                         $    7,378    $   7,468    $   2,225   $   2,478   $   2,562    $   2,889
Total liabilities before minority interest             $   18,697    $  20,245    $  10,948   $   9,174   $  10,163    $   9,788
Minority interest                                           1,882        1,878        1,915       1,851       1,839        1,844
Shareholders' equity                                       12,229       12,888        9,316       9,422       9,205        9,328
                                                       -----------   ----------   ----------  ----------  ----------   ----------
    Total liabilities & shareholders' equity           $   32,808    $  35,011    $  22,179   $  20,447   $  21,207    $  20,960
                                                       ===========   ==========   ==========  ==========  ==========   ==========
CASH FLOW DATA
Cash flow provided by (used for) operating activities  $      798    $     935    $    (241)  $     664   $     315    $     222
Capital expenditures                                   $     (607)   $    (531)   $    (410)  $    (393)  $    (245)   $    (349)
Other investing activities, net                        $      327    $  (5,605)   $   1,109   $   2,101   $    (346)   $   2,260
Dividends paid                                         $     (287)   $    (247)   $    (231)  $    (239)  $    (112)   $    (224)
PER SHARE DATA
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations                                  $     0.28    $   (1.01)   $    2.51   $    1.20   $    0.18    $    0.38
Discontinued Tropicana operations, after tax                    -        (0.01)        0.19        0.16        0.05         0.08
Gain on sale of discontinued Tropicana operations,
    after tax                                                   -         2.83            -           -           -            -
Discontinued DuPont activities, after tax                       -            -            -           -           -         8.67
                                                       -----------   ----------   ----------  ----------  ----------   ----------
Income before cumulative effect of accounting change         0.28         1.81         2.70        1.36        0.23         9.13
Cumulative effect of accounting change, after tax           (0.19)           -            -           -           -            -
                                                       -----------   ----------   ----------  ----------  ----------   ----------
    Net income                                         $     0.09    $    1.81    $    2.70   $    1.36   $    0.23    $    9.13
                                                       ===========   ==========   ==========  ==========  ==========   ==========
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations                                  $     0.28    $   (1.01)   $    2.49   $    1.20   $    0.18    $    0.38
Discontinued Tropicana operations, after tax                    -        (0.01)        0.19        0.15        0.05         0.08
Gain on sale of discontinued Tropicana operations,
    after tax                                                   -         2.83            -           -           -            -
Discontinued DuPont activities, after tax                       -            -            -           -           -         8.54
                                                       -----------   ----------   ----------  ----------  ----------   ----------
Income before cumulative effect of accounting change         0.28         1.81         2.68        1.35        0.23         9.00
Cumulative effect of accounting change, after tax           (0.19)           -            -           -           -            -
                                                       -----------   ----------   ----------  ----------  ----------   ----------
    Net income                                         $     0.09    $    1.81    $    2.68   $    1.35   $    0.23    $    9.00
                                                       ===========   ==========   ==========  ==========  ==========   ==========
Dividends paid                                         $     0.66    $    0.66    $    0.66   $   0.645   $    0.30    $    0.60
Shareholders' equity                                   $    27.97    $   29.80    $   26.84   $   25.79   $   24.67    $   24.91
End of year share price
    New York Stock Exchange (U.S.$)                    $    58.00    $   50.38    $   40.94   $   40.25   $   33.63    $   36.38
    Toronto Stock Exchange (C$)                        $    87.00    $   73.35    $   59.95   $   55.50   $   45.75    $   49.75
Average shares outstanding (thousands)                    434,544      378,193      349,874     369,682     373,858      373,117
Shares outstanding at year end (thousands)                437,227      432,555      347,132     365,281     373,059      374,462

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Company operates in four global business segments: music, filmed entertainment, recreation and other and spirits and wine. The music business is conducted through Universal Music Group, which is the largest recorded music company in the world. Universal Music Group produces, markets and distributes recorded music throughout the world in all major genres. Universal Music Group also manufactures, sells and distributes video products in the United States and internationally, and licenses music copyrights. The filmed entertainment and recreation and other businesses are conducted through Universal Studios Group. Our filmed entertainment business produces and distributes motion picture, television and home video products worldwide, operates and has ownership interests in a number of international cable channels and engages in the licensing of merchandising and film property rights. The recreation and other business operates theme parks and retail stores and is also involved in the development of entertainment software. The spirits and wine business, directly and through affiliates and joint ventures, produces, markets and distributes distilled spirits, wines, ports and sherries, coolers, beers, mixers and other low-alcohol beverages. In addition to marketing owned brands, the spirits and wine business also distributes distilled spirits, wine, champagne, and beer brands owned by others.

Management's discussion and analysis of our results of operations and liquidity should be read in conjunction with the accompanying financial statements.

VIVENDI UNIVERSAL

On June 20, 2000, Seagram, Vivendi and Canal+ announced that they had entered into a merger agreement and related agreements providing for the combination of the three companies into Vivendi Universal. The agreements provide for the completion of a series of transactions, under which our shareholders will receive a number of Vivendi Universal American Depositary Shares (ADSs) based on an exchange ratio. Each Vivendi Universal ADS will represent one Vivendi Universal ordinary share. Our Canadian resident shareholders may elect to receive exchangeable shares of a Canadian subsidiary of Vivendi Universal that are substantially the economic equivalent of the Vivendi Universal ADSs. The exchange ratio is equal to U.S. $77.35 divided by the U.S. dollar equivalent of the average of the closing prices on the Paris Bourse of Vivendi's ordinary shares during a measuring period prior to the closing of the transactions. However, the exchange ratio will equal 0.8000 if that average is equal to or less than U.S. $96.6875 and 0.6221 if that average is equal to or exceeds U.S. $124.3369. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval and all necessary regulatory approvals. There is no assurance that such approvals will be obtained.

COMPARABILITY

The discussion presented below includes an analysis of total Seagram and business segment results prepared in accordance with U.S. generally accepted accounting principals (GAAP), which conforms in all material respects to Canadian GAAP. The supplemental financial data includes modified EBITDA (EBITDA). As defined by Seagram, EBITDA consists of operating earnings (losses) before depreciation, amortization, corporate expenses and restructuring activities. Because of the significant assets and goodwill associated with our acquisitions, we believe EBITDA is an appropriate measure of operating performance. However, you should note that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance as defined by GAAP and may be defined differently by other companies. Investments in companies that are not consolidated with the results of Seagram are reported as "equity earnings from unconsolidated companies". This discussion includes, as supplemental financial data, information about our share of the results of revenues and EBITDA related to these investments.

As several significant transactions have realigned our businesses and impacted the comparability of our financial statements, financial information for the 1999 and 1998 fiscal years is also presented on a pro forma basis. We believe that pro forma results represent meaningful information for assessing earnings trends because the pro forma results include comparable operations in each year presented. The discussion of the recreation and other and spirits and wine business segments does not include pro forma comparisons, since the pro forma adjustments did not impact those segments. The pro forma results are not necessarily indicative of the combined results that would have occurred had the following transactions actually occurred at the beginning of our 1998 fiscal year. We believe this information will help you to better understand our business results.

ACQUISITION OF POLYGRAM -- On December 10, 1998, we acquired 99.5 percent of the outstanding shares of PolyGram N.V. (PolyGram), a global music and entertainment company, for $8,607 million in cash and approximately 47.9 million common shares of Seagram. Substantially all of the common shares were issued to Koninklijke Philips Electronics N.V., which had owned 75 percent of the PolyGram shares. The results of the operations of PolyGram are included in the results of our music and filmed entertainment segments from the date of acquisition.

DISPOSITION OF TROPICANA -- On August 25, 1998, we completed the sale of Tropicana, consisting of Tropicana Products, Inc. and our global juice business (Tropicana) for $3,288 million in cash, which resulted in a pre-tax gain of $1,445 million ($1,072 million after tax). As a result of this disposal, we reported the results of Tropicana as discontinued operations for all periods presented.

USA TRANSACTIONS -- On October 21, 1997, Universal acquired the remaining 50 percent interest in the USA Networks partnership from Viacom Inc. for $1.7 billion in cash. On February 12, 1998, Universal sold its acquired 50 percent interest in USA Networks to USA Networks, Inc. (USAi) and contributed its original 50 percent interest in USA Networks, the majority of its television assets and 50 percent of the international operations of USA Networks to USANi LLC. As a result of this transaction, Universal received $1,332 million in cash, a 10.7 percent interest in USAi and a 45.8 percent exchangeable interest in USANi LLC. Universal recognized a gross gain of $583 million, before taking into consideration the effect of the transactions, which impaired certain remaining television assets and transformed various related contractual obligations into adverse purchase commitments. The impairment losses and adverse purchase commitments arising from the transactions aggregated $223 million and were reflected in the net gain of $360 million ($222 million after tax). In fiscal 1999, we recognized an $128 million pre-tax gain from the USA transactions reflecting the reversal of accrued costs due to the favorable settlement of certain contractual obligations and adverse purchase commitments.

RESULTS OF OPERATIONS

EARNINGS SUMMARY


                                                                                 Actual                         Pro Forma
                                                                     Twelve Months Ended June 30,     Twelve Months Ended June 30,
U.S. dollars in millions, except per share amounts                  2000         1999         1998         1999         1998
--------------------------------------------------                  ----         ----         ----         ----         ----

REVENUES                                                          $ 15,686     $ 12,312     $  9,474     $ 15,344     $ 14,587
                                                                  ========     ========     ========     ========     ========
OPERATING INCOME (LOSS)                                           $    753     $   (250)    $    553     $    281     $    274
Interest, net and other expense                                        661          457          228          682          598
Gain on sale of businesses                                              98            -            -            -            -
Gain on USA transactions                                                 -          128          360          128          360
Gain on sale of Time Warner shares                                       -            -          926            -          926
Provision (benefit) for income taxes                                   158          (33)         638           61          493
Minority interest                                                       17          (26)          48            4           16
Equity earnings (losses) from unconsolidated companies                 109          137          (45)         130           (6)
                                                                  --------     --------     --------     --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               124         (383)         880         (208)         447
Income (loss) from discontinued Tropicana operations, after tax          -           (3)          66            -            -
Gain on sale of discontinued Tropicana operations, after tax             -        1,072            -            -            -
Cumulative effect of change in accounting principle, after tax         (84)           -            -            -            -
                                                                  --------     --------     --------     --------     --------
NET INCOME (LOSS)                                                 $     40     $    686     $    946     $   (208)    $    447
                                                                  ========     ========     ========     ========     ========

EARNINGS PER SHARE - BASIC
    Income (loss) from continuing operations                      $   0.28     $  (1.01)    $   2.51     $  (0.52)    $   1.12
    Income (loss) from discontinued operations, after tax                -        (0.01)        0.19            -            -
    Gain on sale of discontinued operations, after tax                   -         2.83            -            -            -
    Cumulative effect of accounting change, after tax                (0.19)           -            -            -            -
                                                                  --------     --------     --------     --------     --------
    NET INCOME (LOSS)                                             $   0.09     $   1.81     $   2.70     $  (0.52)    $   1.12
                                                                  ========     ========     ========     ========     ========
EARNINGS PER SHARE - DILUTED
    Income (loss) from continuing operations                      $   0.28     $  (1.01)    $   2.49     $  (0.52)    $   1.11
    Income (loss) from discontinued operations, after tax                -        (0.01)        0.19            -            -
    Gain on sale of discontinued operations, after tax                   -         2.83            -            -            -
    Cumulative effect of accounting change, after tax                (0.19)           -            -            -            -
                                                                  --------     --------     --------     --------     --------
    NET INCOME (LOSS)                                             $   0.09     $   1.81     $   2.68     $  (0.52)    $   1.11
                                                                  ========     ========     ========     ========     ========
Net cash provided by (used for) operating activities              $    798     $    935     $   (241)
Net cash (used for) provided by investing activities              $   (280)    $ (6,136)    $    699
Net cash (used for) provided by financing activities              $   (821)    $  5,563     $    159

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
    Consolidated companies                                        $ 15,686     $ 12,312     $  9,474     $ 15,344     $ 14,587
    Unconsolidated companies                                         2,644        2,202        1,722        2,202        2,081
                                                                  --------     --------     --------     --------     --------
                                                                  $ 18,330     $ 14,514     $ 11,196     $ 17,546     $ 16,668
                                                                  ========     ========     ========     ========     ========
EBITDA
    Consolidated companies                                        $  1,872     $  1,028     $  1,142     $  1,478     $  1,555
    Charge for Asia                                                      -            -          (60)           -          (60)
                                                                  --------     --------     --------     --------     --------
                                                                     1,872        1,028        1,082        1,478        1,495
    Unconsolidated companies                                           504          449          220          449          326
                                                                  --------     --------     --------     --------     --------
                                                                     2,376        1,477        1,302        1,927        1,821
    Adjustment for unconsolidated companies                           (504)        (449)        (220)        (449)        (326)
    Depreciation and amortization                                   (1,067)        (773)        (416)      (1,097)      (1,108)
    Corporate expenses                                                (111)        (100)        (113)        (100)        (113)
    Restructuring (charge) credit                                       59         (405)           -            -            -
                                                                  --------     --------     --------     --------     --------
OPERATING INCOME (LOSS)                                           $    753     $   (250)    $    553     $    281     $    274
                                                                  ========     ========     ========     ========     ========

2000 VERSUS 1999

Actual

In addition to the significant transactions discussed above, several other items also affect the comparability of our annual results. In fiscal 1999, these items included a $405 million pre-tax restructuring charge associated with the integration of PolyGram into our existing music and film operations (discussed in Note 3 to the consolidated financial statements), and a $128 million pre-tax gain from the USA transactions reflecting the reversal of accrued costs due to the favorable settlement of certain contractual obligations and adverse purchase commitments. In the current fiscal year, these items include the reversal of $59 million of the restructuring accruals due to the favorable settlement of certain contractual and employee severance obligations, the sale of our concert operations for a pre-tax gain of $98 million, the sale of our Champagne operations for $310 million in cash, an amount which approximated the book value of those operations, and an $84 million non-cash after-tax cumulative effect of a change in accounting principle related to start-up activities. In addition to these one-time items, our results are impacted on a ongoing basis by foreign exchange rate fluctuations, particularly in our music and spirits and wine businesses where a significant portion of sales are transacted in local currencies. In fiscal 1999, the impact of foreign currency exchange was not significant, however, our fiscal 2000 results were negatively impacted by foreign exchange rate fluctuations as illustrated in the discussion of operating results, presented below.

Revenues increased 27 percent (30 percent on a constant U.S. dollar basis) to $15.7 billion, primarily due to our reporting of a full twelve-month results of the acquired PolyGram operations in the current year, combined with improved sales in all business segments. Operating income was $753 million compared with an operating loss of $250 million in the prior year. The significant improvement reflects the impact of the PolyGram acquisition, the restructuring activities discussed above and improved earnings in all business segments. EBITDA from consolidated companies increased 82 percent (89 percent on a constant U.S. dollar basis) to $1.9 billion.

Interest, net and other expense included net interest expense of $684 million, offset by $23 million of dividend income from DuPont. The increase of $204 million primarily reflects the increased interest costs associated with funding the PolyGram acquisition.

The effective tax rate was 83 percent in fiscal 2000, compared with six percent in the prior year. The provision for 2000 includes $38 million of taxes on the sale of Universal Concerts, Inc. and $21 million for the restructuring charge reversal. The 1999 tax provision included $45 million of taxes on the USA transactions and a $140 million benefit for the restructuring charge. The tax rate for continuing operations, excluding these items, increased largely due to the increased goodwill expense for which there is no associated tax benefit.

Minority interest was an expense of $17 million compared to income of $26 million in 1999, which included $21 million associated with the restructuring charge. The equity in earnings of unconsolidated companies decreased to $109 million from $137 million in 1999. The decrease primarily reflects increased depreciation and interest expense at Universal Orlando since the opening of Islands of Adventure, pre-opening development costs at Universal Studios Japan, partially offset by improved operating results at USANi LLC.

Net income from continuing operations of $124 million or $0.28 per share (basic and diluted) was earned in fiscal 2000, compared to a net loss from continuing operations of $383 million or $1.01 per share (basic and diluted) in 1999. The net income from continuing operations, excluding the restructuring activities, the gain on the sale of Universal Concerts, Inc. and the impact of the USA transactions, was $34 million or $0.08 per share (basic and diluted) in fiscal 2000, compared with a loss of $215 million or $0.57 per share (basic and diluted) in 1999.

Pro Forma

Revenues increased two percent (five percent on a constant U.S. dollar basis), as growth in the film, recreation and other and spirits and wine businesses was partially offset by a slight decline in music revenues. Operating income, excluding restructuring activities, more than doubled, while EBITDA from consolidated companies increased 27 percent year-on-year (31 percent on a constant U.S. dollar basis). These increases reflect a significant improvement in the performance of all our business segments. Interest, net and other expense declined three percent, primarily as a result of the lower average debt outstanding during the current year. The effective income tax rate was 83 percent compared to 22 percent in the prior year. The minority interest charge increased $13 million primarily due to the improved performance of our film business. Equity in earnings of unconsolidated companies declined 16 percent for the reasons discussed above.

Net income of $40 million or $0.09 per share (basic and diluted) was earned in fiscal 2000, compared with a net loss of $208 million or $0.52 per share (basic and diluted) in 1999. Excluding the restructuring activities, the gain on the sale of Universal Concerts, Inc., the impact of the USA transactions and the cumulative effect of a change in accounting principle, net income was $34 million or $0.08 per share (basic and diluted), a significant improvement over the prior year when a pro forma net loss of $284 million or $0.71 per share (basic and diluted) was incurred.

1999 VERSUS 1998

Actual

Our fiscal 1999 results compared favorably to fiscal 1998 results, which were severely impacted by the economic and currency crises in Asia which hampered business performance and resulted in a $60 million charge to spirits and wine operations. Revenues increased 30 percent to $12.3 billion, primarily due to the PolyGram acquisition and improved sales in all business segments. Operating income declined from $553 million in 1998 to a loss of $250 million in 1999, driven by the restructuring charge, higher amortization and depreciation expense and disappointing motion picture results. EBITDA from consolidated companies decreased five percent to $1,028 million. The impact of foreign currency exchange on 1999 was not significant.

Interest, net and other expense increased $229 million reflecting the interest costs associated with funding the PolyGram acquisition. In fiscal 1999, a gain from the USA transactions was recognized reflecting the reversal of $128 million of accrued costs due to the favorable settlement of certain contractual obligations and adverse purchase commitments. In fiscal 1998, we recognized a pre-tax gain on the sale of the remaining Time Warner shares of $926 million and a pre-tax gain on the USA transactions of $360 million. The effective tax rate was six percent in fiscal 1999, compared with 40 percent in the prior year. The underlying effective tax rate for continuing operations (excluding the impact of the restructuring charge, USA transactions, sale of Time Warner shares and spirits and wine charge) was 21 percent compared with 48 percent in 1998. The decrease in the rate results from increased goodwill expense for which there is no associated tax benefit and taxes on earnings from unconsolidated equity investments. Minority interest for 1999 was income of $26 million compared to an expense of $48 million in the prior year, primarily due to losses in our film business and the restructuring charge. The equity in earnings of unconsolidated companies increased to $137 million in fiscal 1999 from a loss of $45 million in fiscal 1998. The increase in equity earnings primarily reflected the improved operating results at USANi LLC and the impact of the USA transactions. Earnings from our investment in USANi LLC were included in equity earnings from unconsolidated companies for all of 1999. In 1998, we had a 100 percent interest in USA Networks from October 1997 until February 1998, during which time the results were consolidated.

A net loss from continuing operations of $383 million or $1.01 per share (basic and diluted) was incurred in 1999, compared with net income from continuing operations of $880 million or $2.51 per basic share and $2.49 per share on a diluted basis for 1998. The net loss from continuing operations, excluding the restructuring charge, the gains on the sales of Time Warner shares and the USA transactions and a charge for spirits and wine operations in Asia, was $215 million or $0.57 per share (basic and diluted) in 1999 compared with income of $141 million or $0.40 per share (basic and diluted) in 1998.

For the period to August 25, 1998, the loss from discontinued Tropicana operations, after tax, was $3 million or $0.01 per share (basic and diluted). During 1999, we recorded a pre-tax gain of $1,445 million ($1,072 million after tax or $2.83 per share, basic and diluted) on the sale of Tropicana. Net income including discontinued operations was $686 million or $1.81 per basic and diluted share in the fiscal year ended June 30, 1999, compared with $946 million or $2.70 per basic share and $2.68 per diluted share in the prior fiscal year.

Pro Forma

Revenues increased five percent to $15.3 billion with growth in all business segments. Operating income was $281 million compared with $274 million in 1998. EBITDA from consolidated companies decreased one percent year-on-year. Increases in EBITDA outside the filmed entertainment segment were more than offset by disappointing performance of our film business. The effective income tax rate for the year was 22 percent compared with 51 percent in the prior year. The minority interest charge for 1999 was $4 million compared with $16 million in the prior year due to losses in our film business. Equity in earnings of unconsolidated companies shows a similar improvement as the actual results, increasing to $130 million in 1999 from a loss of $6 million in 1998.

A net loss of $208 million or $0.52 per share (basic and diluted) was incurred in fiscal 1999, compared with net income of $447 million or $1.12 per basic share and $1.11 per share on a diluted basis in 1998. Excluding the gains on the sales of Time Warner shares and the USA transactions and the prior year charge for spirits and wine operations in Asia, the pro forma net loss was $284 million or $0.71 per share (basic and diluted) in the current year, a slight improvement over the prior year when a net loss of $292 million or $0.73 per share (basic and diluted) was incurred.

BUSINESS SEGMENT RESULTS

MUSIC


                                                                                 Actual                          Pro Forma
                                                                       Twelve Months Ended June 30,     Twelve Months Ended June 30,
U.S. dollars in millions                                              2000         1999        1998         1999         1998
------------------------                                              ----         ----        ----         ----         ----

REVENUES                                                            $ 6,236      $ 3,751      $ 1,461      $ 6,336      $ 6,108
                                                                    =======      =======      =======      =======      =======

Operating income (loss) before restructuring (charge) credit        $   288      $  (126)     $   (44)     $    75      $  (124)

Restructuring (charge) credit                                            40         (313)           -            -            -
                                                                    -------      -------      -------      -------      -------
OPERATING INCOME (LOSS)                                             $   328      $  (439)     $   (44)     $    75      $  (124)
                                                                    =======      =======      =======      =======      =======
Equity earnings (losses) from unconsolidated companies              $   (16)     $     4      $     4      $    (3)     $    (7)
                                                                    =======      =======      =======      =======      =======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
    Consolidated companies                                          $ 6,236      $ 3,751      $ 1,461      $ 6,336      $ 6,108
    Unconsolidated companies                                             89           61           68           61           68
                                                                    -------      -------      -------      -------      -------
                                                                    $ 6,325      $ 3,812      $ 1,529      $ 6,397      $ 6,176
                                                                    =======      =======      =======      =======      =======
EBITDA
    Consolidated companies                                          $ 1,018      $   347      $    84      $   861      $   708
    Unconsolidated companies                                            (12)           5            6            5            6
                                                                    -------      -------      -------      -------      -------
                                                                      1,006          352           90          866          714
    Adjustment for unconsolidated companies                              12           (5)          (6)          (5)          (6)
    Depreciation and amortization                                      (730)        (473)        (128)        (786)        (832)
    Restructuring (charge) credit                                        40         (313)           -            -            -
                                                                    -------      -------      -------      -------      -------
OPERATING INCOME (LOSS)                                             $   328      $  (439)     $   (44)     $    75      $  (124)
                                                                    =======      =======      =======      =======      =======


2000 VERSUS 1999

Consolidated Operations

Actual - Revenues increased 66 percent, EBITDA more than doubled and operating income (excluding restructuring activities) of $288 million was earned in the current year, compared to a loss of $126 million incurred in the prior year. These significant increases primarily reflect the acquisition and successful integration of PolyGram, partially offset by investments in our electronic business initiatives. In fiscal 2000, over 64 percent of product sales were from new releases. Major album sales included those by Shania Twain, Eminem, Dr Dre, Limp Bizkit, Sisqo, Sting, Enrique Iglesias, Blink 182, DMX, Andrea Bocelli, Bon Jovi, Boyzone and the soundtrack from the Universal feature film Notting Hill, among others. We continue to hold strong chart positions in all music genres and major markets, including the United States, United Kingdom, France, Germany and Brazil. Internationally, we continue to maintain a strong local repertoire presence. In fiscal 2000, revenues generated in North America accounted for 43 percent of the total music revenues of $6,236 million. The European market accounted for 41 percent, Asia Pacific contributed 12 percent and Latin America accounted for the remaining four percent.

An important aspect of our music business relates to electronic business initiatives. We believe that emerging technologies will be strategically important to the future of the music business. Evolving technology allows consumers to experience music in new electronic mediums and formats. Through a variety of strategic alliances and independent initiatives, we continue to invest resources in the technology and electronic commerce areas. Our investments include internal infrastructure, which includes hardware and software that will allow the music business to be conducted over the Internet, such as bluematter.com and Jimmy and Doug's Farm Club, as well as investments in, GetMusic, ARTISTdirect, InterTrust Technologies, ReplayTV, eritmo.com and others.

Pro Forma - Revenues declined two percent in fiscal 2000 primarily due to the impact of unfavorable foreign exchange, label consolidation and our effort to continually refine our artist roster, partially offset by strong chart positions. In fiscal 2000, 65 albums reached worldwide sales in excess of one million units and 5 albums sold over five million units compared with 2 in 1999. North American revenues increased 10 percent, reflecting higher volume and average prices. International revenues declined two percent (but increased two percent on a constant U.S. dollar basis) due to the soft music market in several territories including Latin America, Japan and France. Operating income, excluding restructuring activities, more than tripled and EBITDA increased 18 percent (24 percent on a constant U.S. dollar basis) to over $1 billion. The improvements in operating income and EBITDA reflect higher volumes in North America, strong performances in the United Kingdom and Germany, lower European marketing spend and worldwide cost savings achieved from the integration of PolyGram, partially offset by investments in our electronic business initiatives.

Unconsolidated Operations

The equity in earnings from unconsolidated companies was a loss of $16 million in fiscal 2000 as income of $3 million from concert operations sold in the first quarter was more than offset by losses from electronic business initiatives.

1999 VERSUS 1998

Consolidated Operations

Actual - In fiscal 1999, revenues more than doubled. This increase reflected the acquisition of PolyGram with its strong presence in local repertoire and our strength in the U.S. market. An operating loss of $126 million (excluding restructuring activities) was incurred compared to a loss of $44 million in fiscal 1998. EBITDA, at $347 million, more than quadrupled in 1999. The significant increase in EBITDA reflected the PolyGram acquisition. The decline in operating income was principally driven by higher goodwill amortization. In fiscal 1999, revenues generated in North America accounted for 45 percent of the total music revenues of $3,751 million. The European market accounted for 40 percent, Asia Pacific and Japan contributed 11 percent and Latin America accounted for the remaining four percent.

Pro Forma - Revenues increased four percent to $6.3 billion, driven by solid performances from U2, Shania Twain, Jay-Z, Andrea Bocelli, Bee Gees and Sheryl Crow, among others, along with increases in higher priced units. In total, 69 albums reached worldwide sales in excess of one million units compared with 52 in 1998. Operating income was $75 million for 1999, compared to a loss of $124 million in 1998. EBITDA increased 22 percent in 1999 compared to 1998. These improvements were due to a strong release schedule worldwide and the elimination of duplicate costs achieved from the integration of PolyGram.

Unconsolidated Operations

The equity in earnings from unconsolidated companies, consisting primarily of concert operations, was $4 million in 1999, unchanged from 1998.



FILMED ENTERTAINMENT

                                                                                 Actual                          Pro Forma
                                                                      Twelve Months Ended June 30,      Twelve Months Ended June 30,
U.S. dollars in millions                                              2000        1999         1998         1999         1998
------------------------                                              ----        ----         ----         ----         ----

REVENUES                                                            $ 3,480      $ 2,931      $ 2,793      $ 3,378      $ 3,259
                                                                    =======      =======      =======      =======      =======

Operating income (loss) before restructuring (charge) credit        $  (158)     $  (206)     $   229      $  (281)     $    30

Restructuring (charge) credit                                            19          (92)           -            -            -
                                                                    -------      -------      -------      -------      -------

OPERATING INCOME (LOSS)                                             $  (139)     $  (298)     $   229      $  (281)     $    30
                                                                    =======      =======      =======      =======      =======
Equity earnings (losses) from unconsolidated companies              $   197      $   148      $   (28)     $   148      $    22
                                                                    =======      =======      =======      =======      =======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
    Consolidated companies                                          $ 3,480      $ 2,931      $ 2,793      $ 3,378      $ 3,259
    Unconsolidated companies                                          1,908        1,689        1,133        1,689        1,492
                                                                    -------      -------      -------      -------      -------
                                                                    $ 5,388      $ 4,620      $ 3,926      $ 5,067      $ 4,751
                                                                    =======      =======      =======      =======      =======
EBITDA
    Consolidated companies                                          $   (61)     $  (136)     $   316      $  (200)     $   105
    Unconsolidated companies                                            414          343          147          343          253
                                                                    -------      -------      -------      -------      -------
                                                                        353          207          463          143          358
    Adjustment for unconsolidated companies                            (414)        (343)        (147)        (343)        (253)
    Depreciation and amortization                                       (97)         (70)         (87)         (81)         (75)
    Restructuring (charge) credit                                        19          (92)           -            -            -
                                                                    -------      -------      -------      -------      -------
OPERATING INCOME (LOSS)                                             $  (139)     $  (298)     $   229      $  (281)     $    30
                                                                    =======      =======      =======      =======      =======

2000 VERSUS 1999

Consolidated Operations

Actual - The performance of our filmed entertainment business improved year-on-year. Revenues increased 19 percent, EBITDA improved $75 million and the operating loss (excluding restructuring activities) of $158 million was a $48 million improvement over the prior year. These results primarily reflect the solid performance of the motion picture business versus a disappointing prior year. The theatrical success of The Mummy, Notting Hill, American Pie, The Bone Collector, The Green Mile, Erin Brockovich, U-571, Gladiator and Best Man, combined with strong DVD and video sales of The Mummy, Notting Hill and American Pie resulted in improved earnings. Additionally, the development of programs designed to manage production, marketing, participation and overhead and development costs also contributed to filmed entertainment results. Included in EBITDA and operating income are the costs of our continued investment in the international network business, where the creation of new digital delivery technologies in many markets have created significant growth opportunities. International television networks not only provide a dual revenue stream from advertising and subscription but also provide a captive outlet for our extensive film and television libraries. Over the last fiscal year, excluding the impact of new channel launches, total subscribers for owned and operated networks have grown approximately 20 percent.

Pro Forma - 1999 pro forma filmed entertainment included the results of PolyGram Filmed Entertainment (PFE). Revenues increased three percent while operating income, excluding restructuring activities, and EBITDA improved by $123 million and $139 million, respectively. The current year results compare favorably to the prior year, which included a $64 million loss largely due to the start-up of PFE domestic film distribution operations.

Unconsolidated Operations

Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. Year-on-year results primarily reflect improved operating results at USANi LLC.



1999 VERSUS 1998

Consolidated Operations

Actual - Filmed entertainment revenues increased five percent in fiscal 1999. Operating income, excluding restructuring activities, decreased from income of $229 million in 1998 to a loss of $206 million in 1999. The 1998 results included operating income of $76 million for USA Networks from October 21, 1997 until February 12, 1998. In 1999 the contribution of USANi LLC was included in equity earnings from unconsolidated companies rather than consolidated operations. The results of the motion picture business declined because of the disappointing box office performance of fiscal 1999 releases such as Babe: Pig in the City, Meet Joe Black, Virus and edTV. Also, comparisons with 1998 results were difficult since those results benefited from the positive carryover of the successful releases of The Lost World: Jurassic Park and Liar, Liar. International television and library results declined year-on-year due to the loss of profit on products transferred in the USA transactions and lower profitability on television library sales. EBITDA declined from $316 million in 1998 to a loss of $136 million in 1999. The 1998 results included $97 million of EBITDA related to USA Networks, which was consolidated from October 21, 1997 until February 12, 1998. There was no contribution from USA Networks in consolidated EBITDA in 1999.

Pro Forma - Pro forma filmed entertainment included the results of PolyGram Filmed Entertainment and the 1998 results reflected the USA transactions as though they had both occurred at the beginning of our 1998 fiscal year. On a pro forma basis, revenues increased four percent in fiscal 1999 to $3.4 billion. EBITDA was a loss of $200 million in 1999 compared to income of $105 million in 1998. Operating income decreased from income of $30 million in 1998 to a loss of $281 million in 1999. The results declined primarily due to the weak performance of current year releases discussed above.

Unconsolidated Operations

The equity in earnings from unconsolidated companies increased from a loss of $28 million for 1998 to income of $148 million in 1999. Revenues from unconsolidated companies increased 49 percent year-on-year, EBITDA more than doubled in the same period. The significant improvement was due primarily to improved operating results at USANi LLC and the impact of the USA transactions. In fiscal 1999, subsequent to the USA transactions, the results of USANi LLC were included in equity earnings from unconsolidated companies for the entire year. In the 1998 fiscal year, we had a 100 percent interest in USA Networks from October 1997 until February 1998, during which time the results were included in consolidated operations. We also benefited from improved operating results at Loews Cineplex in 1999 compared to Cineplex Odeon Corporation (owned in the prior year). In addition to USANi LLC and Loews Cineplex, the unconsolidated companies principally included United Cinemas International Multiplex B.V. and Cinema International Corporation N.V.

RECREATION AND OTHER


                                                                     Actual
                                                          Twelve Months Ended June 30,
U.S. dollars in millions                               2000           1999           1998
------------------------                               ----           ----           ----

REVENUES                                             $   862        $   818        $   695
                                                     =======        =======        =======
OPERATING INCOME                                     $    83        $    45        $    24
                                                     =======        =======        =======
Equity losses from unconsolidated companies          $   (76)       $   (17)       $   (22)
                                                     =======        =======        =======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
    Consolidated companies                           $   862        $   818        $   695
    Unconsolidated companies                             468            290            289
                                                     -------        -------        -------
                                                     $ 1,330        $ 1,108        $   984
                                                     =======        =======        =======
EBITDA
    Consolidated companies                           $   188        $   133        $    99
    Unconsolidated companies                              92             92             60
                                                     -------        -------        -------
                                                         280            225            159
    Adjustment for unconsolidated companies              (92)           (92)           (60)
    Depreciation and amortization                       (105)           (88)           (75)
                                                     -------        -------        -------
OPERATING INCOME                                     $    83        $    45        $    24
                                                     =======        =======        =======


2000  VERSUS 1999

Consolidated Operations

Revenues increased five percent, EBITDA rose 41 percent and operating income increased over 80 percent as compared to the prior year. Revenue growth was due to increased management fees generated from the expansion of Universal Orlando, increased retail sales at Spencer Gifts, and a full twelve months of Wet n' Wild results, which was purchased in September 1998. Additionally, operating income and EBITDA increased as the result of improved earnings at Universal City Hollywood and lower overhead and improved margins at interactive games. At Universal City Hollywood, EBITDA increased 15 percent primarily due to improved cost management and a four percent increase in total visitor spending, due principally to higher admission charges. Increased earnings at the park were partially offset by a two percent decline in paid attendance, since fiscal 1999 included one additional week compared to fiscal 2000. Excluding the impact of the additional week, attendance would have increased one percent year-on-year.

Unconsolidated Operations

Unconsolidated companies principally include Universal Orlando, Universal Studios Japan, Universal Studios Port Aventura and Sega GameWorks. Equity in earnings from unconsolidated companies declined from a loss of $17 million last year to a loss of $76 million this year. This decline is largely due to increased depreciation and interest expense at Universal Orlando since the opening of Islands of Adventure and the pre-opening development costs at Universal Studios Japan. In addition, the prior year comparatives included a gain recognized by Sega GameWorks on the sale of its game sales operation to Sega in the first quarter. Revenues from unconsolidated companies increased 61 percent reflecting the opening of Islands of Adventure, Hard Rock Live, CityWalk and the Portofino Bay Hotel (a Loews hotel) at Universal Orlando. EBITDA from unconsolidated companies was flat at $92 million as increased earnings at Universal Orlando were offset by pre-opening development costs at Universal Studios Japan. At Universal Orlando, EBITDA increased 21 percent reflecting a 51 percent increase in attendance since the opening of the new attractions discussed above and a two percent increase in total visitor spending, partially offset by a continued investment in marketing and other non-recurring costs associated with the expansion.

1999 VERSUS 1998

Consolidated Operations

In fiscal 1999, revenues increased 18 percent, operating income almost doubled to $45 million and EBITDA increased 34 percent. These increases reflected the success of the Crash Bandicoot and Spyro video games, improved sales by Spencer Gifts and additional management fees from the expansion of Universal Orlando and the acquired Universal Studios Port Aventura. These increases were partially offset by a five percent decline in paid attendance at Universal City Hollywood, largely due to reduced Asian tourism. Increased operating expenses at the park were partially offset by a one percent increase in total visitor spending.

Unconsolidated Operations

The equity in earnings from unconsolidated companies improved from a loss of $22 million in fiscal 1998 to a loss of $17 million in fiscal 1999. Revenues from unconsolidated companies were flat year-on-year while EBITDA increased 53 percent. The improved results were due to the expansion at Universal Orlando, Universal Studios Port Aventura and a gain recognized by Sega GameWorks, on the sale of its game sales operation to Sega in the first quarter. At Universal Studios Orlando, the opening of Islands of Adventure, Hard Rock Live and CityWalk contributed to a 12 percent increase in paid attendance and a two percent increase in total visitor spending.


SPIRITS AND WINE


                                                                        Actual
                                                              Twelve Months Ended June 30,
U.S. dollars in millions                                   2000          1999           1998
------------------------                                   ----          ----           ----

REVENUES                                                 $ 5,108        $ 4,812        $ 4,525
                                                         =======        =======        =======
Operating income before charge for Asia                  $   602        $   552        $   524
    Charge for Asia                                            -              -            (60)
                                                         -------        -------        -------
OPERATING INCOME                                         $   602        $   552        $   464
                                                         =======        =======        =======
Equity earnings from unconsolidated companies            $     4        $     2        $     1
                                                         =======        =======        =======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
    Consolidated companies                               $ 5,108        $ 4,812        $ 4,525
    Unconsolidated companies                                 179            162            232
                                                         -------        -------        -------
                                                         $ 5,287        $ 4,974        $ 4,757
                                                         =======        =======        =======
EBITDA
    Consolidated companies                               $   727        $   684        $   643
    Charge for Asia                                            -              -            (60)
                                                         -------        -------        -------
                                                             727            684            583
    Unconsolidated companies                                  10              9              7
                                                         -------        -------        -------
                                                             737            693            590
    Adjustment for unconsolidated companies                  (10)            (9)            (7)
    Depreciation and amortization                           (125)          (132)          (119)
                                                         -------        -------        -------
OPERATING INCOME                                         $   602        $   552        $   464
                                                         =======        =======        =======


2000 VERSUS 1999

Consolidated Operations

Revenues increased six percent (ten percent on a constant U.S. dollar basis), EBITDA rose six percent (10 percent on a constant U.S. dollar basis) and operating income increased nine percent (13 percent on a constant U.S. dollar basis) as compared to the prior year. Adjusting for the sale of the Champagne production operations, operating income increased 15 percent and EBITDA increased 12 percent. The improved year-on-year results were driven by continued momentum in the global spirits and wine business, the impact of the millennium and earnings growth in all regions. In North America, higher volumes and prices, partially offset by increased marketing investment contributed to the growth. Europe benefited from growth in most major markets, particularly Germany, driven by a recovery in Mumm Sekt sales, and the United Kingdom. The continued economic recovery in Asia, specifically in Greater China, facilitated improvement in that region. In Latin America, growth was driven by Brazil, Venezuela and Don Julio in Mexico. Of the $5,108 million total spirits and wine revenues, 46 percent were generated in North America, the European and African markets accounted for 33 percent, Asia Pacific contributed 13 percent and Latin America generated the remaining eight percent. Total spirits and wine case volumes, including unconsolidated companies, increased seven percent year-on-year, driven by growth in Crown Royal, Captain Morgan, ABSOLUT VODKA (which is owned by V&S Vin & Sprit
AB), Mumm Sekt and Royal Salute.

In fiscal 2000, cost of goods sold as a percentage of revenues increased to 54.2 percent from 53.3 percent in the prior year. This increase was offset by a decrease in selling, general and administrative expenses as a percentage of revenues, which declined to 34.0 percent from 34.7 percent in the prior year. On a constant U.S. dollar basis, global marketing expense increased in excess of 20 percent in order to sustain the momentum established in our core brands and to support the millennium trade activity earlier in the year. Brand equity build also increased in excess of 20 percent on a constant U.S. dollar basis as we continued to invest for future growth by supporting our brands in key markets, particularly North America.

Unconsolidated Operations

In the current fiscal year there is only one spirits and wine unconsolidated company, Kirin-Seagram Limited in Japan. In fiscal 1999, the unconsolidated companies also included Seagram (Thailand) Limited for nine months to March 1999, at which time we increased our investment in Thailand and began to consolidate that affiliate. In fiscal 2000, the equity in earnings of unconsolidated companies increased $2 million and revenues and EBITDA from unconsolidated companies increased 10 and 11 percent, respectively. The year-on-year variances are primarily due to the entities that are included in unconsolidated companies.

1999 VERSUS 1998

Consolidated Operations

Revenues increased six percent and operating income increased 19 percent in 1999. Operating income in 1998 included a $60 million charge related to operations in Asia. Excluding the impact of this charge, operating income increased five percent. Asia Pacific's revenues increased 79 percent, principally due to the June 1998 acquisition of the remaining shares of our Korean affiliate, Doosan Seagram Co., Ltd., and the inclusion of their results in consolidated operations in 1999. Additionally, an improvement in the difficult economic conditions experienced in the region in 1998 also contributed to the increase. Revenues in North America increased four percent reflecting higher volumes and pricing. Europe's revenues increased four percent year-on-year. In Latin America, revenues declined six percent due to the difficult economic conditions in the region, particularly in Brazil. In fiscal 1999, cost of goods sold as a percentage of revenues increased to 53.3 percent from 52.7 in 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 34.7 percent from 35.9 percent due to slight reductions in both brand spending and overhead expenses coupled with improved revenues. On a constant U.S. dollar basis, total brand spending declined two percent in 1999 and brand equity spending increased one percent as we continued to invest for future growth by supporting our brands in key markets. The brand equity growth reflected an increased emphasis on the consumer and was focused behind core strategic brands, particularly Crown Royal Canadian Whisky and ABSOLUT VODKA in North America and Chivas Regal and Martell globally. Spirits and wine case volumes, including unconsolidated companies, increased one percent in 1999 as the performance of our global brands was mixed. Volumes in North America were strong, in particular for Crown Royal Canadian Whisky and Captain Morgan Rum. Globally, volumes for Crown Royal Canadian Whiskey and Captain Morgan Rum increased five and 14 percent, respectively. ABSOLUT VODKA, had a nine percent increase in volume. Case volumes of several global brands declined including Martell and Chivas which were down three and nine percent, respectively. EBITDA increased 17 percent. Excluding the impact of the $60 million charge for Asia Pacific from the prior year results, EBITDA would have increased six percent.

Unconsolidated Operations

The equity in earnings of unconsolidated companies was $2 million in 1999 compared to $1 million in 1998. Revenues from unconsolidated companies declined by 30 percent and EBITDA increased 29 percent. The year-on-year variances were primarily due to changes in the entities that were included in unconsolidated companies. In 1999, the results included Kirin-Seagram Limited in Japan for the entire twelve months and Seagram (Thailand) Limited for nine months to March 1999 at which time we increased our investment in Thailand and began to consolidate that affiliate. In 1998, the unconsolidated companies also included Doosan Seagram Co., Ltd. in Korea. As a result of an additional investment in Doosan Seagram Co., Ltd. at the end of June 1998, that affiliate's results are now consolidated.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position -- Current assets of $7.8 billion at June 30, 2000 were $1.1 billion lower than at June 30, 1999. Current liabilities decreased $1.4 billion to $6.7 billion at June 30, 2000. The improvement in working capital was primarily due to a reduction in short-term borrowings. Shareholders' equity was $12.2 billion at June 30, 2000 compared to $12.9 billion at June 30, 1999. Our total long- and short-term debt, net of cash and short-term investments, decreased to $6.6 billion at June 30, 2000 from $7.0 billion at June 30, 1999 reflecting the reduction in short-term borrowings discussed above. Our ratio of net debt to total capitalization (including minority interest) remained unchanged at 32 percent.

Cash Flows from Operating Activities -- Net cash provided by operating activities totaled $798 million in the 2000 fiscal year, a decrease of $137 million from fiscal 1999. Payments towards restructuring, exit and other accruals in fiscal 2000 and the monetization of acquired PolyGram receivables in fiscal 1999 more than offset the $507 million year-on-year increase in income from continuing operations. In 1999, operating activities provided net cash of $935 million, following net cash used of $241 million in 1998. The increased cash requirements in the 1998 fiscal year reflected reduced income from continuing operations (excluding the gains on the USA transactions and the Time Warner share sales) and higher working capital requirements.

Cash Flows from Investing Activities -- Net cash used for investing activities was $280 million in fiscal year 2000. The $310 million proceeds from the Champagne operations disposition combined with $190 million proceeds from the sale of Universal Concerts, Inc., were more than offset by an additional $242 million investment in USANi LLC and capital expenditures of $607 million. The capital expenditures by business segment were music $263 million, filmed entertainment $113 million, recreation and other $101 million and spirits and wine $130 million. In 1999, net cash used for investing activities was $6.1 billion. The $3.3 billion pre-tax proceeds from the Tropicana disposition were more than offset by the use of $8.6 billion of cash for the PolyGram acquisition, an additional investment in USANi LLC and USA Networks, Inc. of $243 million and capital expenditures of $531 million. The capital expenditures by business segment were music $135 million, filmed entertainment $134 million, recreation and other $134 million and spirits and wine $128 million. In 1998, net cash provided by investing activities was $699 million. The net cash provided included $1.3 billion gross proceeds from the USA transactions and $1.9 billion proceeds from the sales of 26.8 million Time Warner shares. Partially offsetting these proceeds were the $1.7 billion acquisition of the incremental 50 percent interest in USA Networks and capital expenditures of $410 million, broken down by business segment as follows: music $31 million, filmed entertainment $94 million, recreation and other $115 million and spirits and wine $170 million. In addition, $386 million of cash was used for sundry investments including investments in Doosan Seagram Co., Ltd., our spirits and wine affiliate in Korea, Universal Studios Port Aventura, a theme park located in Spain, and Loews Cineplex Entertainment Corporation.

Cash Flows from Financing Activities -- Financing activities in fiscal 2000 used $821 million. A $787 million decrease in short-term borrowings, a $108 million repayment of long-term debt and dividend payments of $287 million were partially offset by a $75 million supplemental issuance of Adjustable Conversion-rate Equity Security Units, $187 million issuance of shares upon exercise of stock options and conversion of LYONs and a $99 million issuance of long-term debt. In fiscal 1999, financing activities provided $5.6 billion, an increase of $5.4 billion over the prior year, primarily used to finance the PolyGram acquisition. Contributing to the significant increase were a $1.4 billion common share issuance, a $900 million issuance of Adjustable Conversion-rate Equity Security Units and long-term debt issuance's and other borrowings totaling $5.1 billion. In 1999, we made dividend payments of $247 million. In fiscal 1998, financing activities provided $159 million. An increase in short-term borrowings of $1.1 billion was used to finance the acquisition of the incremental 50 percent interest in USA Networks, offsetting this were dividend payments of $231 million and $753 million used to repurchase common shares.

In fiscal 1999, cash used by the discontinued Tropicana operations to the disposition date of August 25, 1998 was $3 million as compared to the cash provided by discontinued Tropicana operations of $67 million in fiscal 1998.

Working Capital -- Our working capital position is reinforced by available credit facilities of $5.5 billion. These facilities are used to support our commercial paper borrowings and are available for general corporate purposes. We believe our access to external capital resources together with internally generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

In order to effectively manage our capital needs and costs in the film business, we utilize a variety of arrangements, including co-production, insurance, contingent profit participation and the sale of certain distribution rights. In connection with our review of capital needs and costs, we have entered into an agreement with an independent third party to sell substantially all completed feature films produced over the period 1997 - 2000. Films under the agreement are sold at our cost and no revenue or expense from the initial sale of the films is recognized. We distribute these films and maintain an option to reacquire the films at fair value, based on a formula considering the remaining estimated total gross revenues, net of costs, at the time of reacquisition. No films have been reacquired as of June 30, 2000. Following the sale to the third-party, we accrue participations due to the third-party. As a distributor, we have recorded, in our statement of income, the revenues received from and operating expenses related to the films in all markets where we bear financial risk for film performance, and, in interest, net and other expense, certain other costs relating to the agreement.

YEAR 2000 ISSUE

During the year, we completed our efforts to minimize the risk of business disruption associated with the Year 2000 (Y2K) issue. To date, we have not experienced any material business disruptions or system failures as a result of Y2K issues, nor are we aware of Y2K issues affecting our critical third party vendors and customers that could have a significant impact on our business or operations. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that we will not in the future identify equipment, systems or third parties which are not Y2K compliant.

The total costs related to our Y2K remediation efforts approximate $65 million, substantially all of which have been incurred as of June 30, 2000. These costs do not include the costs of redeployed internal resources or the costs of internally developed software or hardware which is being replaced or developed in the normal course of business. All costs associated with our Y2K efforts were funded through operations.

Statements concerning Y2K issues that contain more than historical information may be considered forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements, and our Y2K discussion should be read in conjunction with our statement on forward-looking statements which appears below.

EURO CONVERSION

In January 1999, certain member countries of the European Union began operating with a new common currency, the euro, which was established by fixing conversion rates between their existing currencies and the euro. The euro may be used in business transactions along with existing currencies until June 2002, at which time the existing currencies will be removed from circulation. We conduct business in member countries and accordingly continue to evaluate the effects of the euro conversion on our European operations, principally in the music and spirits and wine businesses. We have established processes to address the issues raised by this currency conversion, including the impact on information technology and other systems, currency risk, financial instruments, taxation and competitive implications. Based upon progress to date, we believe that the introduction of the euro and phasing out of existing currencies will not have a material impact on our financial position or results of operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that are "forward-looking statements," in that they include statements regarding the intent, belief or current expectations of our management with resect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, Internet or theme park projects, euro conversion and "Year 2000" remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

- Changes in global and localized economic and political conditions, which may affect attendance and spending at our theme parks, purchases of our consumer products and the performance of our filmed entertainment operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in financial market conditions in the normal course of business because we conduct business in many foreign currencies and engage in ongoing investing and funding activities in many countries. Market risk is the uncertainty to which future earnings or asset/liability values are exposed due to operating cash flows denominated in foreign currencies and various financial instruments used in the normal course of operations. We have established policies, procedures and internal processes governing management of market risks and the use of financial instruments to manage our exposure to such risks.

We are also exposed to changes in interest rates primarily as a result of our borrowing and investing activities that include short-term investments and borrowings and long-term debt used to maintain liquidity and fund business operations. We continue to utilize U.S. dollar-denominated commercial paper and bank borrowings to fund seasonal working capital requirements in the United States and Canada and also borrow in different currencies from other sources to meet the borrowing needs of our affiliates. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Operating cash flows denominated in foreign currency as a result of our international business activities and certain of its borrowings are exposed to changes in foreign exchange rates. We continually evaluate our foreign currency exposure (primarily the British pound, euro, Canadian dollar and Japanese yen), based on current market conditions and the business environment. In order to mitigate the effect of foreign currency risk, we engage in hedging activities. The magnitude and nature of such hedging activities are explained in Note 6 to the financial statements.

We employ a variance/covariance approach in our calculation of Value at Risk
(VaR), which measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period. The VaR, which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with our exposure to interest rates at June 30, 2000 was $41 million. This exposure is primarily related to long-term debt with fixed interest rates. The VaR, which is the potential loss in earnings associated with our exposure to foreign exchange rates, primarily to hedge cash flow exposures denominated in foreign currencies, was $3 million at June 30, 2000. These exposures include intercompany trade accounts, service fees, intercompany loans and third party debt. We are subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the Company's VaR calculation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Financial Statements on page 34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Information about our directors is incorporated by reference to the Company's director information in The Seagram Annual Meeting Information in the joint proxy statement-prospectus to be contained in the Registration Statement on Form F-4 of Vivendi Universal (to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000; if the filing is not made within 120 days after June 30, 2000, the director information will be filed as an amendment to this Annual Report on Form 10-K).

              Set forth below is certain information with respect to our executive officers.

                                                Title and Other                                Office Held
       Name                   Age                 Information                                    Since
       ----                   ---                 -----------                                    -----

Edgar M. Bronfman              71    Chairman of the Board and Director.                          1975

Charles R. Bronfman            69    Co-Chairman of the Board, Chairman of the                    1986
                                     Executive Committee and Director.

Edgar Bronfman, Jr.            45    President, Chief Executive Officer and Director.             1994

John D. Borgia                 52    Executive Vice President, Human Resources since              1995
                                     May 1995. Previously, he was Senior Vice
                                     President, Human Resources & Administration,
                                     Bristol-Myers Squibb Pharmaceutical Group.

Tod R. Hullin                  57    Executive Vice President, Corporate                          2000
                                     Communications and Public Policy since June 2000.
                                     From November 1998 to May 2000, he was Senior
                                     Vice President, Corporate Communications and
                                     Public Affairs. Previously, he was Senior Vice
                                     President, Communications and Public Affairs,
                                     Time Warner, Inc.

Brian C. Mulligan              41    Executive Vice President and Chief Financial                 2000
                                     Officer since January 2000. From July 1, 1999 to
                                     December 1999 he was Chairman of the Universal
                                     Motion Picture Group. From November 1, 1998 to
                                     June 1999 he was Executive Vice President of
                                     Universal Studios, Inc. From January 1997 to
                                     October 1998 he was Senior Vice President
                                     Corporate Business Development of Universal
                                     Studios, Inc. Previously he was Financial
                                     Controller of Universal Studios, Inc.

Daniel R. Paladino             57    Executive Vice President, Legal and Environmental            1996
                                     Affairs since October 1996. Previously, he was
                                     Vice President, Legal and Environmental Affairs.


                                                 Title and Other                              Office Held
     Name                     Age                  Information                                  Since
     ----                     ---                  -----------                                  -----
Kevin Conway                   52    Senior Vice President, Tax since January 2000.               2000
                                     Previously, he was Vice President, Taxes and
                                     Chief Tax Officer of United Technologies
                                     Corporation.

Frank Mergenthaler             39    Senior Vice President of Finance and Chief                   2000
                                     Accounting Officer since September 1, 2000. From
                                     April 2000 to August 2000, he was Vice President,
                                     Controller and Chief Accounting Officer. From
                                     July 1997 to March 2000 he was Vice President,
                                     Controller for Joseph E. Seagram & Sons, Inc.
                                     From January 1996 to June 1997 he was Assistant
                                     Treasurer, International of Joseph E. Seagram &
                                     Sons, Inc. Previously he was a Partner at Price
                                     Waterhouse since 1995.

John R. Preston                53    Senior Vice President of Treasury and Strategic              2000
                                     Planning since September 1, 2000. From June 1998
                                     to August 2000, he was Vice President and
                                     Treasurer.  From January 1997 to June 1998, he
                                     was Vice President, Finance.  Previously, he was
                                     Reengineering Financial Management/Post Merger
                                     Integration Team Leader.

Michael C.L. Hallows           59    Secretary.                                                   1979

         Our Board of Directors chooses our executive officers annually. Once chosen, these executive officers hold office until they resign, are removed or otherwise become disqualified to serve.

ITEM 11.      EXECUTIVE COMPENSATION

              Information about executive compensation is incorporated by reference to the executive compensation disclosure in The Seagram Annual Meeting Information in the joint proxy statement-prospectus to be contained in the Registration Statement on Form F-4 of Vivendi Universal (to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000; if the filing is not made within 120 days after June 30, 2000, the executive compensation disclosure will be filed as an amendment to this Annual Report on Form 10-K).

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information about the ownership of Seagram's common shares by certain beneficial owners and management is incorporated by reference to the Company's beneficial ownership disclosure in The Seagram Annual Meeting Information in the joint proxy statement-prospectus to be contained in the Registration Statement on Form F-4 of Vivendi Universal (to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000; if the filing is not made within 120 days after June 30, 2000, the beneficial ownership disclosure will be filed as an amendment to this Annual Report on Form 10-K).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              As of August 31, 2000, Koninklijke Philips Electronics N.V. ("Philips") owned approximately 10.78% of Seagram's common shares, which it acquired as part of Seagram's acquisition of PolyGram in fiscal 1999. Cornelis Boonstra, a director of Seagram, is Chairman and President of Philips. Philips and subsidiaries of Seagram are parties to intellectual property and distribution arrangements containing normal business terms and conditions.

              Information about certain relationships and transactions with related parties is incorporated by reference to the Company's related party disclosure in The Seagram Annual Meeting Information in the joint proxy statement-prospectus to be contained in the Registration Statement on Form F-4 of Vivendi Universal (to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000; if the filing is not made within 120 days after June 30, 2000, the related party disclosure will be filed as an amendment to this Annual Report on Form 10-K).

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1&2.      Financial Statements and Financial Statement Schedules

              The financial statements and schedules filed as part of or incorporated by reference in this Report are listed in the accompanying Index to Financial Statements.

3.            Exhibits

              The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index. Exhibits 10(s) through 10(ww) listed in the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements.

(b)           Current Reports on Form 8-K

1. A Current Report on Form 8-K dated June 26, 2000 was filed to report under Item 5 and file under Item 7 a press release announcing that the Corporation had agreed to enter into a strategic business combination with Vivendi S.A. and Canal Plus S.A.

2. A Current Report on Form 8-K dated August 17, 2000 was filed to report under Item 5 and file under Item 7 Seagram's consolidated financial statements for the fiscal year ended June 30, 2000 together with management's discussion and analysis of financial condition and results of operations.

                           FORWARD LOOKING STATEMENTS

         This Form 10-K contains statements that are "forward-looking statements," in that they include statements regarding the intent, belief or current expectations of our management with resect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, Internet or theme park projects, euro conversion and "Year 2000" remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

         - Changes in global and localized economic and political conditions, which may affect attendance and spending at our theme parks, purchases of our consumer products and the performance of our filmed entertainment operations.

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

                                    THE SEAGRAM COMPANY LTD.
                                        (Registrant)









Date:  September 28, 2000           By /s/ Frank Mergenthaler
                                       ----------------------
                                           Frank Mergenthaler
                                           Senior Vice President of
                                           Finance and Chief Accounting Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Principal Executive Officer:

/s/ Edgar Bronfman, Jr.                        Director, President and Chief
-----------------------                        Executive Officer
Edgar Bronfman, Jr.

Principal Financial Officer:


/s/ Brian C. Mulligan                          Executive Vice President and
---------------------                          Chief Financial Officer
Brian C. Mulligan

Principal Accounting Officer:


/s/ Frank Mergenthaler                         Senior Vice President of Finance
----------------------                         and Chief Accounting Officer
Frank Mergenthaler


Directors:

       Edgar M. Bronfman*                      Director, Chairman of the Board

       The Hon. Charles R. Bronfman*           Director, Co-Chairman of
                                               the Board and Chairman of the
                                               Executive Committee

       Samuel Bronfman II*                     Director
       Stephen R. Bronfman *                   Director
       Matthew W. Barrett*                     Director
       Laurent Beaudoin*                       Director
       Cornelis Boonstra*                      Director
       Richard H. Brown*                       Director
       Andre Desmarais*                        Director
       Barry Diller*                           Director
       Michele J. Hooper*                      Director
       David L. Johnston*                      Director
       Marie-Josee Kravis*                     Director
       Samuel Minzberg*                        Director
       John S. Weinberg*                       Director


* By signing his name hereto, Brian C. Mulligan signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




By /s/ Brian C. Mulligan
   ---------------------
   Brian C. Mulligan, Attorney-in-fact

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000


                          INDEX TO FINANCIAL STATEMENTS

  1.  Financial Statements

                  Consolidated Statement of Income for the Fiscal Years ended
                    June 30, 2000, 1999 and 1998

                  Consolidated Balance Sheet at June 30, 2000 and June 30, 1999

                  Consolidated Statement of Cash Flows for the Fiscal Years
                    ended June 30, 2000, 1999 and 1998

                  Consolidated Statement of Shareholders' Equity for the Fiscal
                    Years ended June 30, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

                  Management's Report

                  Report of Independent Accountants

                  Quarterly Data (Unaudited)

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

CONSOLIDATED STATEMENT OF INCOME

                                                                                   Fiscal Years Ended June 30,
U.S. dollars in millions, except per share amounts                            2000              1999           1998
--------------------------------------------------                       --------------    -------------  --------------
Revenues                                                                  $    15,686       $   12,312     $     9,474
Cost of revenues                                                                9,006            7,337           5,525
Selling, general and administrative expenses                                    5,986            4,820           3,396
Restructuring charge (credit)                                                     (59)             405               -
                                                                          -----------       ----------     -----------
Operating income (loss)                                                           753             (250)            553
Interest, net and other expense                                                   661              457             228
Gain on sale of businesses                                                         98                -               -
Gain on USA transactions                                                            -              128             360
Gain on sale of Time Warner shares                                                  -                -             926
                                                                          -----------       ----------     -----------
                                                                                  190             (579)          1,611
Provision (benefit) for income taxes                                              158              (33)            638
Minority interest                                                                  17              (26)             48
Equity earnings (losses) from unconsolidated companies                            109              137             (45)
                                                                          -----------       ----------     -----------
Income (loss) from continuing operations                                          124             (383)            880
Income (loss) from discontinued Tropicana operations, after tax                     -               (3)             66
Gain on sale of discontinued Tropicana operations, after tax                        -            1,072               -
Cumulative effect of change in accounting principle, after tax                    (84)               -               -
                                                                          -----------       ----------     -----------
Net income                                                                $        40       $      686     $       946
                                                                          ===========       ==========     ===========
EARNINGS PER SHARE - BASIC
   Income (loss) from continuing operations                               $      0.28       $    (1.01)    $      2.51
   Discontinued Tropicana operations, after tax                                     -             2.82            0.19
   Cumulative effect of change in accounting principle, after tax               (0.19)               -               -
                                                                          -----------       ----------     -----------
   Net income                                                             $      0.09       $     1.81     $      2.70
                                                                          ===========       ==========     ===========
EARNINGS PER SHARE - DILUTED
   Income (loss) from continuing operations                               $      0.28       $    (1.01)    $      2.49
   Discontinued Tropicana operations, after tax                                     -             2.82            0.19
   Cumulative effect of change in accounting principle, after tax               (0.19)               -               -
                                                                          -----------       ----------     -----------
   Net income                                                             $      0.09       $     1.81     $      2.68
                                                                          ===========       ==========     ===========

The accompanying notes are an integral part of these statements.


                                       35                             U.S. GAAP

CONSOLIDATED BALANCE SHEET

U.S. dollars in millions                                           June 30, 2000          June 30, 1999
------------------------                                           --------------         -------------
ASSETS
Cash and cash equivalents                                          $       1,230          $       1,533
Receivables, net of allowances                                             2,697                  2,985
Inventories                                                                2,422                  2,627
Other current assets                                                       1,450                  1,736
                                                                   --------------         -------------
   TOTAL CURRENT ASSETS                                                    7,799                  8,881

Investments                                                                5,603                  5,663
Film costs, net of amortization                                              991                  1,251
Music catalogs, artists' contracts and advances                            2,803                  3,348
Property, plant and equipment, net                                         3,099                  3,158
Goodwill and other intangible assets                                      11,814                 11,871
Other assets                                                                 699                    839
                                                                   --------------         -------------
                                                                   $      32,808          $      35,011
                                                                   ==============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt        $         499          $       1,053
Payables and accrued liabilities                                           3,960                  4,808
Accrued royalties and participations                                       2,263                  2,285
                                                                   --------------         -------------
   TOTAL CURRENT LIABILITIES                                               6,722                  8,146

Long-term debt                                                             7,378                  7,468
Accrued royalties and participations                                         575                    434
Deferred income taxes                                                      2,696                  2,698
Other liabilities                                                          1,326                  1,499
Minority interest                                                          1,882                  1,878
                                                                   --------------         -------------
   TOTAL LIABILITIES                                                      20,579                 22,123
                                                                   --------------         -------------
Shareholders' Equity
   Shares without par value                                                4,762                  4,575
   Retained earnings                                                       8,460                  8,707
   Accumulated other comprehensive income                                   (993)                  (394)
                                                                   --------------         -------------
   TOTAL SHAREHOLDERS' EQUITY                                             12,229                 12,888
                                                                   --------------         -------------

                                                                   $      32,808          $      35,011
                                                                   ==============         =============


The accompanying notes are an integral part of these statements.

                             Approved by the Board

         /s/ Edgar M. Bronfman                    /s/ Matthew W. Barrett
         ---------------------                    ----------------------
           Edgar M. Bronfman                        Matthew W. Barrett
                Director                                 Director

                                       36                             U.S. GAAP

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Fiscal Years Ended June 30,
U.S. dollars in millions                                                         2000           1999             1998
------------------------                                                     -----------    -------------     -----------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                     $      124    $        (383)     $      880
Adjustments to reconcile income (loss) from continuing operations to net cash provided:
     Depreciation and amortization of assets                                        720              527             289
     Amortization of goodwill                                                       347              246             127
     Gain on sale of businesses                                                     (98)               -               -
     Gain on sale of Time Warner shares                                               -                -            (926)
     Gain on USA transactions                                                         -             (128)           (360)
     Minority interest in income (loss) of subsidiaries                              17              (26)             48
     Equity earnings from unconsolidated companies (in excess of)
       less than dividends received                                                 (35)             (45)            101
     Deferred income taxes                                                           83               92             447
     Other                                                                           69              120             (69)
     Changes in assets and liabilities, net of effect of acquisitions and dispositions:
         Receivables, net of allowances                                             (60)             952            (324)
         Inventories                                                               (101)             (85)             14
         Other current assets                                                       390                6            (524)
         Music catalogs, artists' contracts and advances                             50               (2)            (88)
         Payables and accrued liabilities                                          (574)             (69)             (7)
         Other liabilities                                                         (134)            (270)             151
                                                                             -----------    -------------     -----------
                                                                                    674            1,318          (1,121)
                                                                             -----------    -------------     -----------
Net cash provided by (used for) operating activities                                798              935            (241)
                                                                             -----------    -------------     -----------
INVESTING ACTIVITIES
Acquisition of PolyGram                                                               -           (8,607)              -
Sale of Tropicana                                                                     -            3,288               -
Sale of Champagne operations                                                        310                -               -
Sale of Universal Concerts                                                          190                -               -
Sale of Time Warner shares                                                            -                -           1,863
USA transactions                                                                   (242)            (243)           (368)
Capital expenditures                                                               (607)            (531)           (410)
Other                                                                                69              (43)           (386)
                                                                             -----------    -------------     -----------
Net cash (used for) provided by investing activities                               (280)          (6,136)            699
                                                                             -----------    -------------     -----------
FINANCING ACTIVITIES
Dividends paid                                                                     (287)            (247)           (231)
Issuance of shares                                                                    -            1,417               -
Issuance of shares upon exercise of stock options and conversion of LYONs           187              314              86
Issuance of Adjustable Conversion-rate Equity Security Units                         75              900               -
Issuance of long-term debt                                                           99            5,086              41
Repayment of long-term debt                                                        (108)          (1,066)            (37)
Shares purchased and retired                                                          -                -            (753)
(Decrease) increase in short-term borrowings and current portion
   of long-term debt                                                               (787)            (841)          1,053
                                                                             -----------    -------------     -----------
Net cash (used for) provided by financing activities                               (821)           5,563             159
                                                                             -----------    -------------     -----------
Net cash (used for) provided by continuing operations                              (303)             362             617
                                                                             -----------    -------------     -----------
Net cash (used for) provided by discontinued operations                               -               (3)             67
                                                                             -----------    -------------     -----------
Net (decrease) increase in cash and cash equivalents                               (303)             359             684
Cash and cash equivalents at beginning of period                                  1,533            1,174             490
                                                                             -----------    -------------     -----------
Cash and cash equivalents at end of period                                   $    1,230     $      1,533      $    1,174
                                                                             ===========    =============     ===========


The accompanying notes are an integral part of these statements.

                                       37                             U.S. GAAP

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              Common Shares
                                                            Without Par Value                        Accumulated
                                                       ---------------------------                      Other           Total
                                                           Number                      Retained     Comprehensive   Shareholders'
U.S. dollars in millions, except per share amounts      (Thousands)       Amount       Earnings         Income          Equity
--------------------------------------------------     -------------    ----------    -----------   -------------   -------------
BALANCE AT JUNE 30, 1997                                   365,281      $     809     $     8,259    $      354     $    9,422
Components of comprehensive income:
   Net income                                                                                 946                          946
   Currency translation adjustments                                                                         (72)           (72)
   Unrealized holding loss in equity securities,
     net of $44 tax benefit                                                                                 (82)           (82)
                                                                                                                   -------------
   Total comprehensive income                                                                                              792
                                                                                                                   -------------

   Dividends paid ($.66 per share)                                                           (231)                        (231)
   Shares issued - exercise of stock options                 2,751             84                                           84
                 - conversion of LYONs                          48              2                                            2
   Shares purchases and retired                            (20,948)           (47)           (706)                        (753)
                                                          ---------    -----------   -------------  ------------   -------------
BALANCE AT JUNE 30, 1998                                   347,132            848           8,268           200          9,316
Components of comprehensive income:
   Net income                                                                                 686                          686
   Currency translation adjustments                                                                        (599)          (599)
   Unrealized holding gain in equity securities,
     net of $8 tax                                                                                            5              5
                                                                                                                   -------------
   Total comprehensive income                                                                                               92
                                                                                                                   -------------

   Dividends paid ($.66 per share)                                                           (247)                        (247)
   Shares issued - exercise of stock options
                    and other compensation                   8,493            312                                          312
                 - conversion of LYONs                          26              2                                            2
                 - issuance of common shares                76,904          3,413                                        3,413
                                                          ---------    -----------   -------------  ------------   -------------
BALANCE AT JUNE 30, 1999                                   432,555          4,575           8,707          (394)        12,888
Components of comprehensive income:
   Net income                                                                                  40                           40
   Currency translation adjustments                                                                        (348)          (348)
   Unrealized holding loss in equity securities,
     net of $140 tax benefit                                                                               (251)          (251)
                                                                                                                   -------------
   Total comprehensive income                                                                                             (559)
                                                                                                                   -------------

   Dividends paid ($.66 per share)                                                           (287)                        (287)
   Shares issued - exercise of stock options
                    and other compensation                   4,585            183                                          183
                 - conversion of LYONs                          87              4                                            4
                                                          ---------    -----------   -------------  ------------   -------------
BALANCE AT JUNE 30, 2000                                   437,227      $   4,762     $     8,460    $     (993)    $   12,229
                                                          =========    ===========   =============  ============   =============

The accompanying notes are an integral part of these statements.

                                       38                             U.S. GAAP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Seagram Company Ltd. operates in four global business segments: music, filmed entertainment, recreation and other, and spirits and wine. The music business is conducted through Universal Music Group, which produces, markets and distributes recorded music throughout the world in all major genres. Universal Music Group also manufactures, sells and distributes video products in the United States and internationally, and licenses music copyrights. The filmed entertainment and recreation and other businesses are conducted through Universal Studios Group. The filmed entertainment business produces and distributes motion picture, television and home video products worldwide, operates and has ownership interests in a number of international cable channels and engages in the licensing of merchandising and film property rights. The recreation and other business operates theme parks and retail stores and is also involved in the development of entertainment software. The spirits and wine business, directly and through affiliates and joint ventures, produces, markets and distributes distilled spirits, wines, ports and sherries, coolers, beers, mixers and other low-alcohol beverages. In addition to marketing owned brands, the spirits and wine business also distributes distilled spirits, wine, champagne and beer brands owned by others.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION   The Seagram Company Ltd. is headquartered in Canada,
and more than 50 percent of the Company's shares are held by U.S. residents. As a result, the Company has prepared its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). U.S. GAAP applicable to the Company conforms, in all material respects, to Canadian GAAP. Differences between U.S. and Canadian GAAP affecting these financial statements are discussed in Note 13. Should a material difference between the two accounting principles arise in the future, financial statements would be provided under both U.S. and Canadian GAAP.

PRINCIPLES OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS The consolidated financial statements include the accounts of The Seagram Company Ltd. and its subsidiaries. All intercompany accounts, transactions and profits have been eliminated. Investments in certain other companies in which Seagram has significant influence, but less than a controlling interest, are accounted for using the equity method. Investments in companies in which Seagram does not have significant influence are accounted for at market value if the investments are publicly traded, or at cost if not publicly traded.

USE OF ESTIMATES The preparation of the financial statements requires management to make informed estimates, assumptions and judgments, with consideration given to materiality, that affect the reported amounts of assets, liabilities, revenues and expenses. For example, estimates are used in management's forecast of anticipated revenues in the music and filmed entertainment businesses and in determining valuation allowances for uncollectible trade receivables and deferred income taxes. Actual results could differ from those estimates.

REVENUES AND COSTS

Music -- Revenues from the sale of recorded music, net of a provision for estimated returns and allowances, are recognized upon shipment to third parties. Advances to established recording artists and direct costs associated with the creation of record masters are capitalized and are charged to expense as the related royalties are earned, or when the amounts are determined to be unrecoverable. The advances are expensed when past performance or current popularity does not provide a sound basis for estimating that the advance will be recovered from future royalties.

Filmed Entertainment -- Generally, theatrical films are first distributed in the worldwide theatrical and home video markets. Subsequently, theatrical films are made available for worldwide pay television, network exhibition, television syndication and basic cable television. Television films from the Company's library may be licensed for domestic and foreign syndication, cable or pay television and home video. Theatrical revenues from the distribution of films are recognized as the films are exhibited. Revenues from television and pay television licensing agreements are recognized when the films are available for telecast, and all other conditions of the sale have been met. Home video product revenues, less a provision for estimated returns and allowances, are recognized upon availability of product for retail sale. Film costs are stated at the lower of cost, less accumulated amortization, or net realizable value. The estimated total film production and participation costs are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues and costs can change significantly due to a variety of factors, including the level of market acceptance of film and television products.

                                       39                             U.S. GAAP

Accordingly, revenue and cost estimates are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value may occur.

Film costs, net of amortization, for completed theatrical films intended for distribution in the worldwide theatrical, home video and pay television distribution markets are classified as other current assets. The portion of released film costs expected to be realized from secondary markets such as network exhibition, television syndication and basic cable television are reported as noncurrent assets. Other costs relating to film production, including the purchase price of literary properties and related film development costs, and the film library are classified as noncurrent assets.

In order to effectively manage our capital needs and costs in the film business, we may utilize a variety of arrangements, including co-production, insurance, contingent profit participation and the sale of certain distribution rights. In connection with our review of capital needs and costs, the Company has entered into an agreement with an independent third-party to sell substantially all completed feature films produced over the period 1997 - 2000. Films under the agreement are sold at our cost and no revenue or expense from the initial sale of the films is recognized. The Company distributes these films and maintains an option to reacquire the films at fair value, based on a formula considering the remaining estimated total gross revenues, net of costs, at the time of reacquisition. No films have been reacquired as of June 30, 2000. Following the sale to the third-party, we accrue participations due to the third-party in the same manner that the Company has historically amortized film costs under Financial Accounting Standard (SFAS) No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. As a distributor, the Company has recorded, in its statement of income, the revenues received from and operating expenses related to the films in all markets where we bear financial risk for film performance, and, in interest, net and other expense, certain other costs relating to the agreement.

Recreation and Other -- Revenues at theme parks are recognized at the time of visitor attendance. Revenues for retail operations are recognized at point-of-sale.

Spirits and Wine -- Revenues from the sale of spirits and wines are recognized when products are shipped. The Company establishes provisions for estimated returns and allowances at the time of shipment. Accruals for customer discounts and rebates are recorded when revenues are recognized.

FOREIGN CURRENCY TRANSLATION For operations in highly inflationary economies the U.S. dollar is utilized as the functional currency. Affiliates outside the U.S. generally use the local currency as the functional currency. For affiliates in countries considered to have a highly inflationary economy, inventories and property, plant and equipment are translated at historical exchange rates and translation effects are included in net income. The cumulative currency translation adjustment balance was $(1,446) million, $(1,098) million and $(499) million at June 30, 2000, 1999 and 1998, respectively.

CASH AND CASH EQUIVALENTS Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

INVENTORIES Inventories consist principally of spirits and wines and are stated at cost, which is not in excess of market. The cost of spirits and wines inventories is determined by either the last-in, first-out (LIFO) method or the identified cost method. In accordance with industry practice, current assets include spirits and wines inventories which are aged for varying periods of years. The cost of music, retail and home video inventories is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is carried at cost. Depreciation is determined using the straight-line method based on the estimated useful lives of the assets, generally at annual rates of 2 1/2 - 10 percent for buildings, 4 - 33 percent for machinery and equipment and 10 - 50 percent for other assets.

GOODWILL AND INTANGIBLE ASSETS The Company has significant acquired intangible assets, including goodwill, music catalogs, artists' contracts, music publishing assets, film libraries, copyrights and trademarks. Artists' contracts and music catalogs are amortized on an accelerated basis over 14 and 20 years, respectively. From the date of acquisition, the acceleration results in 80 percent of artists' contracts being amortized within the first eight years and 50 percent of music catalogs being amortized within the first five years. Music publishing assets, film libraries and copyrights are amortized on a straight-line basis over 20 years. Goodwill is amortized on a straight-line basis over periods up to 40 years. The Company reviews the carrying value of goodwill and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of discounted estimated future operating cash flows anticipated to be generated during the remaining amortization period to the net carrying value. Music catalogs, artists' contracts, music publishing assets and copyrights includes $400 million of the cost of the 1995 Universal acquisition and approximately $2.8 billion of the cost of the December 1998 PolyGram acquisition. A film library acquired in connection with the Universal acquisition was valued at $300 million.

                                       40                             U.S. GAAP

STOCK-BASED COMPENSATION Compensation cost attributable to stock option and similar plans is recognized based on the difference, if any, between the quoted market price of the Company's common shares on the date of grant over the exercise price of the option. The Company does not issue options at prices below market value at date of grant.

DERIVATIVE FINANCIAL INSTRUMENTS The Company enters into foreign currency and interest rate derivative contracts for the purpose of minimizing risk. The Company uses currency forwards and options to hedge firm commitments and a portion of its foreign indebtedness. In addition, the Company hedges foreign currency risk on intercompany payments and receipts through currency forwards, options and swaps which offset the exposure being hedged. Gains and losses on forward contracts are deferred and offset against foreign exchange gains and losses on the underlying hedged transaction. Gains and losses on forward contracts used to hedge foreign debt and intercompany payments are recorded in the income statement in selling, general and administrative expenses. The Company uses interest rate swaps and swaptions to manage net exposure to interest rate movements related to its borrowings and to lower its overall borrowing costs. Net payments or receipts are recorded as adjustments to interest expense. Interest rate instruments generally have the same life as the underlying interest rate exposure. Gains or losses on the early termination of interest rate instruments are recognized over the remaining life, if any, of the underlying exposure as an adjustment to interest expense.

NEW ACCOUNTING GUIDANCE

Start-Up Costs -- It has been the Company's policy to capitalize one-time, direct incremental costs incurred prior to the initial opening of major recreation facilities, including sales and marketing, park set-up and training. Capitalized start-up costs were amortized over a twelve-month period upon the opening of the facility. At June 30, 1999, capitalized costs were $141 million. Amortization of start-up costs were $14 million and $1 million in fiscal 1999 and 1998, respectively. On July 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 resulted in an $84 million non-cash after-tax charge in fiscal 2000, which was recorded as a cumulative effect of a change in accounting principle.

Financial Instruments -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board (FASB), will require the Company to recognize all derivatives in the financial statements at fair value beginning July 1, 2000. Changes in the fair value of all derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used to hedge fair-value or cash-flow transactions. The ineffective portion of all hedges will be recognized in current-period earnings. The adoption of SFAS 133 will not have a material effect on the Company's financial statements.

Film Accounting -- In June 2000, the AcSEC issued SOP 00-2, Accounting by Producers or Distributors of Films. The SOP supersedes current film accounting standards related to the recognition of revenues, costs and expenses and film cost valuation and will be adopted by the Company on July 1, 2000. The SOP requires that advertising costs for theatrical and television product be expensed as incurred. Additionally, the SOP requires that certain abandoned project costs, which were previously capitalized as film costs, be expensed on an accelerated basis. Film costs are also required to be presented on the balance sheet as noncurrent assets. In connection with the adoption of SOP 00-2, the Company will expense story costs as incurred. The adoption of SOP 00-2 will result in an approximate $360 million non-cash after-tax charge to reduce the carrying value of film inventory, which will be reported as a cumulative effect of a change in accounting principle.

RECLASSIFICATIONS Certain prior period amounts in the financial statement notes have been reclassified to conform with the current year presentation.

NOTE 2   SIGNIFICANT TRANSACTIONS

ACQUISITION OF POLYGRAM

On December 10, 1998, the Company acquired 99.5 percent of the outstanding shares of PolyGram N.V. (PolyGram), a global music and entertainment company, for $8,607 million in cash and approximately 47.9 million common shares of the Company. Substantially all of the common shares were issued to Koninklijke Philips Electronics N.V., which had owned 75 percent of the PolyGram shares. The acquisition has been accounted for under the purchase method of accounting, and accordingly the results of the operations of PolyGram are included in the results of the Company's music and filmed entertainment segments from the date of acquisition. The acquisition was financed through both short-term and long-term borrowings.

                                       41                             U.S. GAAP

Allocation of Purchase Price - The Company completed a purchase price study related to its acquisition of PolyGram in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed, based on fair values at the acquisition date. The final allocation of purchase price follows:

U.S. dollars in millions
------------------------
Identifiable intangible assets                         $         2,774
Goodwill                                                         9,616
Accrual for exit activities                                       (510)
All other, net                                                  (1,080)
                                                       ----------------
                                                       $        10,800
                                                       ================

Intangible Assets - Identifiable intangible assets consist of music catalogs, artists' contracts, music publishing assets, distribution networks and customer relationships. Acquired music catalogs, artists' contracts and music publishing assets are amortized over periods ranging from 14 to 20 years, on an accelerated basis, and other intangibles are amortized over a 40-year period, on a straight-line basis. Goodwill is the excess of purchase price over the fair value of assets acquired and liabilities assumed, and is amortized on a straight-line basis over a 40-year period.

Accrual for Exit Activities - In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. The accrual for exit activities consists principally of facility elimination costs, including leasehold termination payments and incremental facility closure costs, contract terminations, relocation costs and the severance of approximately 1,700 employees. The utilization of the accrual for exit activities to date follows:

                                                                         Utilized                 Balance at
U.S. dollars in millions                   Exit Activities        Cash            Non-cash      June 30, 2000
------------------------                  -----------------  --------------   ---------------  ---------------
Facility elimination costs                 $            45    $       (23)     $          (1)   $          21
Contract terminations                                   68            (44)               (13)              11
Severance or relocation                                397           (207)               (15)             175
                                          -----------------  --------------   ---------------  ---------------
                                           $           510    $      (274)     $         (29)   $         207
                                          =================  ==============   ===============  ===============

As of June 30, 2000, remaining exit activities relate principally to contractual obligations, facility elimination and severance payments to be made in future periods.

DISPOSITION OF TROPICANA

On August 25, 1998, the Company completed the sale of Tropicana Products, Inc. and the Company's global fruit juice business (Tropicana) for approximately $3,288 million in cash, which resulted in a pre-tax gain of $1,445 million ($1,072 million after tax). Tropicana produced and marketed Tropicana, Dole and other branded fruit juices and beverages. Summarized financial information related to the discontinued Tropicana business follows:

                                       42                             U.S. GAAP

                                                    Period Ended        Fiscal Year Ended
U.S. dollars in millions                           August 25, 1998        June 30, 1998
------------------------                           ---------------      -----------------
Revenues                                           $           337      $           1,986
Cost of revenues                                               266                  1,394
Selling, general and administrative expenses                    68                    423
                                                   ---------------      -----------------
Operating income                                                 3                    169
Interest expense                                                 3                     39
Provision for income taxes                                       3                     64
                                                   ---------------      -----------------
Income (loss) from discontinued operations         $            (3)     $              66
                                                   ===============      =================

Interest expense above represents allocations based on the ratio of net assets of discontinued operations to consolidated net assets.

USA TRANSACTIONS

On October 21, 1997, Universal acquired from Viacom Inc. the remaining 50 percent interest in the USA Networks partnership for $1.7 billion in cash. This purchase was in addition to Universal's original 50 percent interest in USA Networks. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This transaction resulted in $1.6 billion of goodwill which was being amortized over 40 years.

On February 12, 1998, Universal sold its acquired 50 percent interest in USA Networks to USA Networks, Inc. (USAi) and contributed its original 50 percent interest in USA Networks, the majority of its television assets and 50 percent of the international operations of USA Networks to USANi LLC. In this transaction, Universal received $1,332 million in cash, a 10.7 percent interest in USAi and a 45.8 percent exchangeable interest in USANi LLC. Universal recognized a gross gain of $583 million, before taking into consideration the effect of the transaction, which impaired certain remaining television assets and transformed various related contractual obligations into adverse purchase commitments. The fair value of these items was determined based on expected future cash flows. The impairment losses and adverse purchase commitments arising from the transaction aggregated $223 million and were reflected in the net gain of $360 million ($222 million after tax). During 1999, $128 million of accrued costs were reversed as a result of the favorable settlement of certain contractual obligations and adverse purchase commitments. The transactions resulted in $82 million of goodwill, which is being amortized over 40 years. The investment in the 18.2 million shares of USAi common stock held by Universal at June 30, 2000 is accounted for at market value ($393 million at June 30, 2000) and has an underlying historical cost of $211 million. The investment in 13.4 million shares of Class B common stock of USAi is carried at its historical cost of $136 million. The investment in the LLC is accounted for under the equity method.

PRO FORMA FINANCIAL INFORMATION

The unaudited condensed pro forma income statement data presented below assume the PolyGram acquisition, the sale of Tropicana and the USA transactions occurred at the beginning of the 1998 fiscal year. The pro forma information is not necessarily indicative of the combined results of operations of the Company that would have occurred if the transactions had occurred on the date previously indicated, nor is it necessarily indicative of future operating results of the Company.

                                                                 Fiscal Years Ended June 30,
U.S. dollars in millions, except per share amounts                  1999              1998
--------------------------------------------------            ---------------   ---------------
Revenues                                                       $     15,344      $      14,587
Net income (loss)                                              $       (208)     $         447
Earnings (loss) per share:
   Basic                                                       $      (0.52)     $        1.12
   Diluted                                                     $      (0.52)     $        1.11


                                       43                             U.S. GAAP

OTHER TRANSACTIONS

Disposition of Concert Operations -- On September 10, 1999, the Company completed the sale of Universal Concerts, Inc. for proceeds of approximately $190 million. This transaction resulted in a pre-tax gain of $98 million.

Disposition of Champagne Operations -- On July 2, 1999, the Company completed the sale of its Mumm and Perrier-Jouet Champagne operations for approximately $310 million. The sale price approximated book value and therefore no gain or loss was recognized. Through agreements with the purchaser, Seagram has retained global distribution rights for Mumm and Perrier-Jouet Champagnes for a ten-year period.

Time Warner Shares -- On February 5, 1998, the Company sold 15 million shares of Time Warner common stock for pre-tax proceeds of $958 million. On May 27, 1998, the Company sold its remaining 11.8 million shares of Time Warner common stock for pre-tax proceeds of $905 million. The aggregate gain on the sale of the shares was $926 million ($602 million after tax).

NOTE 3   RESTRUCTURING CHARGE

Management developed and committed to a formal plan that was communicated to employees to restructure its music and filmed entertainment operations after the acquisition of PolyGram. This plan resulted in a fiscal 1999 pre-tax restructuring charge of $405 million. The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and included severance, elimination of duplicate facilities and labels, termination of artists' and distribution contracts and costs related to exiting film production arrangements and properties in development. The major components of the charge were:

                                                                         Filmed
U.S. dollars in millions                               Music         Entertainment        Total
------------------------                         -----------------  ----------------   ------------
Severance and other employee-related costs        $           111     $        15       $      126
Facilities and labels                                         124               4              128
Contract termination and other costs                           78              73              151
                                                 -----------------  ----------------   ------------
                                                  $           313     $        92       $      405
                                                 -----------------  ----------------   ------------

The severance and other employee-related costs provided for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facilities and labels elimination costs provided for domestic and international lease and label terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations were comprised primarily of artists' contracts, distribution contracts, story property commitments and filmed entertainment term deals. The cash and non-cash elements of the restructuring charge approximated $318 million and $87 million, respectively. Many restructuring activities are complete or near completion. Due to the favorable settlement of certain contractual and employee severance obligations, $59 million of the original restructuring charge was credited to income in the second quarter of fiscal 2000. The utilization of the restructuring charge to date follows:

                                               Original    Restructuring          Utilized           Balance at
U.S. dollars in millions                        Charge         Credit        Cash       Non-cash    June 30, 2000
------------------------                      ----------  ---------------  --------    ----------  ---------------
Severance and other employee-related costs      $ 126      $     (12)       $ (74)      $   (3)     $          37
Facilities and labels                             128            (35)          (9)         (56)                28
Contract termination and other costs              151            (12)         (75)         (28)                36
                                              ----------  ---------------  --------    ----------  ---------------
                                                $ 405      $     (59)       $(158)      $  (87)     $         101
                                              ----------  ---------------  --------    ----------  ---------------

As of June 30, 2000, essentially all of the employees provided for under the restructuring initiative have separated from the Company. Remaining restructuring activities relate principally to contractual obligations and severance payments to be made in future periods.

                                       44                             U.S. GAAP

NOTE 4   INVESTMENTS

The Company's investments consist of:

U.S. dollars in millions            June 30, 2000    June 30, 1999
------------------------           ---------------  ---------------
Equity method investments:
     USANi LLC                      $   2,719        $   2,329
     Other                              1,568            1,710
                                   ---------------  ---------------
                                        4,287            4,039
                                   ---------------  ---------------
Cost and fair-value investments:
     DuPont                               719            1,123
     USAi common stock                    393              365
     USAi Class B common stock            136              136
     Other                                 68                -
                                   ---------------  ---------------
                                        1,316            1,624
                                   ---------------  ---------------
                                    $   5,603        $   5,663
                                   ===============  ===============

EQUITY METHOD INVESTMENTS The Company has a number of investments in unconsolidated companies which are 50 percent or less owned or controlled, that are accounted for using the equity method. The most significant of these is USANi LLC, which is part of our filmed entertainment business and is engaged in network and first run syndication television production, domestic distribution of its and Universal's television production and operation of the USA Network and SCI-FI Channel cable networks (49 percent equity interest). Other filmed entertainment equity investments include Loews Cineplex Entertainment Corporation, primarily engaged in theatrical exhibition of motion pictures in the U.S. and Canada (26 percent owned); Cinema International Corporation and United Cinemas International, both engaged in theatrical exhibition of motion pictures in territories outside the U.S. and Canada (49 percent owned), and several other equity investments primarily related to our international television networks. Significant investments in the recreation and other business include Universal City Development Partners, (50 percent owned) which owns Universal Orlando, a themed tourist attraction in Orlando, Florida, that includes Universal Studios, Islands of Adventure, CityWalk, Hard Rock Live and a 50 percent interest in the Portofino Bay Hotel (a Loews hotel); USJ Co., Ltd., which has begun development of a motion picture themed tourist attraction, Universal Studios Japan, and owns commercial real estate in Osaka, Japan (24 percent owned); Universal Studios Port Aventura, a theme park located in Spain (37 percent owned); SEGA GameWorks LLC, which designs, develops and operates location-based entertainment centers (27 percent owned); and Interplay Entertainment Corp., an entertainment software developer (16 percent owned). In the music business, the most significant equity investment is GetMusic, an online music alliance to create Internet sites that promote and sell music (50 percent owned). The spirits and wine business has an investment in Kirin-Seagram Limited, which is engaged in the manufacture, sale and distribution of distilled beverage alcohol and wines in Japan (49 percent owned).

Summarized financial information for the Company's investments in unconsolidated companies, derived from unaudited historical financial results, follows:

                                       45                             U.S. GAAP

SUMMARIZED BALANCE SHEET INFORMATION



U.S. dollars in millions                                            June 30, 2000     June 30, 1999
------------------------                                            -------------     -------------
Current assets                                                      $       2,250         $   1,897
Noncurrent assets                                                          12,781            11,928
                                                                    -------------         ---------
                                                                    $      15,031         $  13,825
                                                                    =============         =========
Current liabilities                                                 $       2,123         $   1,991
Noncurrent liabilities                                                      4,693             3,883
Equity                                                                      8,215             7,951
                                                                    -------------         ---------
                                                                    $      15,031         $  13,825
                                                                    =============         =========
Proportionate share of net assets of unconsolidated companies       $       3,392         $   3,691
                                                                    =============         =========



Approximately $700 million of the cost of the 1995 Universal acquisition was allocated to goodwill related to investments in unconsolidated companies and is being amortized on a straight-line basis over 40 years.

SUMMARIZED STATEMENT OF OPERATIONS

                                                                           Fiscal Years Ended June 30,
U.S. dollars in millions                                                 2000         1999         1998
------------------------                                            ------------   ----------   ----------
Revenues                                                            $     6,117    $   5,294    $   4,561
Earnings before interest and taxes                                  $       286    $     351    $     366
Net income                                                          $       241    $     314    $     173


The equity earnings (losses) of unconsolidated companies in the consolidated statement of income includes goodwill amortization related to unconsolidated companies of $17 million, $35 million and $81 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, principally in the filmed entertainment and recreation and other segments. Additionally, operating income for the fiscal year ended June 30, 1998 includes $76 million of income from USA Networks for the period from October 21, 1997 to February 12, 1998 when the Company owned 100 percent of USA Networks as described in Note 2.

COST AND FAIR-VALUE INVESTMENTS

DuPont - At June 30, 2000, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market value which was $719 million at June 30, 2000. The underlying historical book value of the DuPont shares is $187 million, which represents the historical cost of the shares plus unremitted earnings related to those shares.

USAi - At June 30, 2000, the Company owned 18.2 million shares of the outstanding common stock of USAi. The investment, which is accounted for at market value ($393 million at June 30, 2000), has an underlying cost of $211 million. At June 30, 2000, the Company also owned 13.4 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.

Other - Other cost and fair-value investments at June 30, 2000, are primarily related to our music electronic business initiatives.

                                       46                             U.S. GAAP

NOTE 5   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

LONG-TERM DEBT

 U.S. dollars in millions                                               June 30, 2000  June 30, 1999
 ------------------------                                               -------------  -------------
6.5% Debentures due 2003                                                 $        200   $       200
8.35% Debentures due 2006                                                         200           200
8.35% Debentures due 2022                                                         200           200
6.875% Debentures due 2023                                                        200           200
6% Swiss Franc Bonds due 2085 (SF 250 million)                                    153           162
7.50% Adjustable Conversion-rate Equity Security Units (1)                      1,004           927
Other                                                                             293           208
                                                                        -------------  -------------
                                                                                2,250         2,097
                                                                        -------------  -------------
Joseph E. Seagram & Sons, Inc. (JES), guaranteed by Company:
   5.79% Senior Notes due 2001                                                    250           250
   6.25% Senior Notes due 2001                                                    600           600
   6.4% Senior Notes due 2003                                                     400           400
   6.625% Senior Notes due 2005                                                   475           475
   8.375% Debentures due 2007                                                     200           200
   7% Debentures due 2008                                                         200           200
   6.8% Senior Notes due 2008                                                     450           450
   8.875% Debentures due 2011                                                     223           223
   9.65% Debentures due 2018                                                      249           249
   7.5% Senior Debentures due 2018                                                875           875
   9% Debentures due 2021                                                         198           198
   7.6% Senior Debentures due 2028                                                700           700
   8.00% Senior Quarterly Income Debt Securities due 2038 (QUIDS)                 550           550
   Liquid Yield Option Notes (LYONs) (2)                                            9             9
                                                                        -------------  -------------
                                                                                5,379          5,379
                                                                        -------------  -------------
                                                                                7,629          7,476
Current portion of long-term debt                                                (251)            (8)
                                                                        -------------  -------------
                                                                         $      7,378   $      7,468
                                                                        =============  =============

(1) In June 1999, the Company issued 18,500,000 units of the 7.5% Adjustable Conversion-rate Equity Security Units at a stated price of $50.125 for an aggregate initial offering price of $927 million. In July 1999, the Company issued additional 1,525,000 units of the 7.5% Adjustable Conversion-rate Equity Security Units at a stated price of $50.125 for $77 million. Each unit consists of a contract to purchase common shares of the Company and a subordinated deferrable note of its subsidiary, Joseph E. Seagram & Sons, Inc., that is guaranteed by the Company. Under the purchase contracts, on June 21, 2002, the unit holders will purchase for $50.125 not more than one and not less than 0.8333 of one share of the Company's common shares per unit, depending on the average trading price of the common shares during a specified trading period in June 2002. The junior subordinated deferrable notes have a principle amount equal to the stated amount of the units and an interest rate of 7.62%. The interest rate on the note is subject to adjustment at March 21, 2002 and the note matures on June 21, 2004. The holders of the units are required to pay contract fees to the Company at an annual rate of .12%. These payments will be funded out of payments made in respect of the notes so that the net distributions on the notes will be 7.5%.

(2) LYONs are zero coupon notes with no interest payments due until maturity on March 5, 2006. Each $1,000 face amount LYON may be converted, at the option of the holder, into 18.44 of the Company's common shares (189,106 shares at June 30, 2000). The Company has guaranteed the LYONs on a subordinated basis.

The Company's unused lines of credit totaled $5.5 billion and have varying terms of up to two years. At June 30, 2000, short-term borrowings comprised $248 million of bank borrowings bearing interest at market rates.

Interest expense on long-term debt was $576 million, $380 million and $226 million in the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Annual repayments and redemptions of long-term debt for the five fiscal years subsequent to June 30, 2000 are: 2001 -- $251 million; 2002 -- $674 million; 2003 -- $203 million; 2004 -- $1,407 million; and 2005 -- $9 million.

                                       47                             U.S. GAAP

Summarized financial information for JES and its subsidiaries is presented below. Separate financial statements and other disclosures related to JES are not provided because management has determined that such information does not provide additional meaningful information to holders of JES debt securities.

                                                                      Fiscal Years Ended June 30,
U.S. dollars in millions                                          2000           1999           1998
------------------------                                       ---------      ---------      ---------
Revenues                                                       $ 2,438        $ 2,242        $ 2,144
Cost of revenues                                               $ 1,514        $ 1,390        $ 1,356
Loss from continuing operations                                $   (37)       $    (8)       $    (8)
Discontinued Tropicana operations                                    -              -            (17)
                                                               ---------      ---------      ---------
Net loss                                                       $   (37)       $    (8)       $   (25)
                                                               =========      =========      =========
U.S. dollars in millions                                             June 30, 2000       June 30, 1999
------------------------                                             -------------       -------------
Current assets                                                        $      2,232        $      1,674
Noncurrent assets                                                           18,377              18,602
                                                                      ------------        ------------
                                                                      $     20,609        $     20,276
                                                                      ============        ============
Current liabilities                                                   $        879        $      1,099
Noncurrent liabilities                                                      10,889              10,014
Shareholders' equity                                                         8,841               9,163
                                                                      ------------        ------------
                                                                      $     20,609        $     20,276
                                                                      ============        ============

NOTE 6   FINANCIAL INSTRUMENTS

The carrying value of cash, cash equivalents, receivables, short-term borrowings, current portion of long-term debt and payables approximate fair value because maturities are less than one year in duration. The Company's remaining financial instruments consisted of the following:

                                                                                         Asset (Liability)
                                                                        June 30, 2000                      June 30, 1999
U.S. dollars in millions                                       Carrying Value      Fair Value     Carrying Value    Fair Value
------------------------                                       --------------     ------------   ---------------  --------------
NONDERIVATIVES
Investments (Note 4)                                            $       431           $ 1,130           $   398          $ 1,488
Long-term debt                                                  $    (7,378)          $(7,239)          $(7,468)         $(7,600)


DERIVATIVES HELD FOR PURPOSES OTHER THAN TRADING
Foreign exchange forwards                                       $         -           $     6           $     -          $    50
Interest rate swaps                                                       -               (41)                -               13
                                                                -----------       ------------    --------------    ------------
                                                                $         -           $   (35)          $     -          $    63
                                                                ===========       ============    ==============    ============

Fair value of investments was determined based on quoted market value of these securities as traded on stock exchanges. Fair value of long-term debt was estimated using quoted market prices for similar issues. The fair value for foreign exchange and interest rate instruments was based on market prices as quoted from financial institutions.

                                       48                             U.S. GAAP

The Company, as the result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and costs associated with such activities, the Company manages the impact of interest rate changes and foreign currency changes on earnings and cash flows by entering into derivative contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

At June 30, 2000, the Company held interest rate swap contracts that had notional amounts of $2,250 million ($500 million at June 30, 1999). These swap agreements expire in one to seven years.

At June 30, 2000, the Company held foreign currency forward contracts and options to purchase and sell foreign currencies, including cross-currency contracts and options to sell one foreign currency for another currency, with notional amounts totaling $1,972 million ($4,539 million at June 30, 1999). The forward contracts and options are primarily used to hedge the exchange rate exposure to foreign currency forecasted cash flows. The forecasted cash flows are principally related to intercompany sales, royalties, licenses and service fees. These derivatives have varying maturities not exceeding two years. The principal currencies hedged are the euro, British pound, Canadian dollar and Japanese yen.

The Company minimizes its credit exposure to counter-parties by entering into contracts only with highly-rated commercial banks or financial institutions and by distributing the transactions among the selected institutions. Although the Company's credit risk is the replacement cost at the then-estimated fair value of the instrument, management believes that the risk of incurring losses is remote and that such losses, if any, would not be material. The market risk related to the foreign exchange agreements should be offset by changes in the valuation of the underlying items being hedged.

NOTE 7   COMMON SHARES, EARNINGS PER SHARE AND STOCK OPTIONS

The Company is authorized to issue an unlimited number of common and preferred shares without nominal or par value. At June 30, 2000, 58,202,953 common shares were potentially issuable upon the conversion of the LYONs, the exercise of employee stock options, the conversion of deferred share units and the early settlement of the contracts to purchase shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the fiscal years ended June 30, 2000 -- 434,544,033; June 30, 1999 -- 378,193,043; and
June 30, 1998 -- 349,874,259. Diluted net income per share was based on the following weighted average number of shares outstanding during the fiscal years ended June 30, 2000 -- 441,366,684; and June 30, 1998 -- 353,604,553. Average
shares of 4,933,249 were not included in the computation of 1999 diluted net income per share because to do so would have been anti-dilutive.

STOCK OPTION PLANS

Under the Company's employee stock option plans, options may be granted to purchase the Company's common shares at not less than the fair market value of the shares on the date of the grant. Currently outstanding options become exercisable one to five years from the grant date and expire ten years after the grant date.

The Company has adopted SFAS 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans utilizing the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                       49                             U.S. GAAP



                                                                               Fiscal Years Ended June 30,
U.S. dollars in millions, except per share amounts               2000                   1999                    1998
--------------------------------------------------       -------------------     ------------------      ------------------
Net income (loss):
     As reported                                         $             40        $            686        $            946
     Pro forma                                                        (49)                    622                     892
Basic earnings (loss) per common share:
     As reported                                         $           0.09        $           1.81        $           2.70
     Pro forma                                                      (0.11)                   1.64                    2.55
Diluted earnings (loss) per common share:
     As reported                                         $           0.09        $           1.81        $           2.68
     Pro forma                                                      (0.11)                   1.64                    2.52

These pro forma amounts may not be representative of future disclosures. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 2000, 1999 and 1998, respectively: dividend yields of 1.1, 1.5 and 1.8 percent; expected volatility of 29, 30 and 25 percent; risk-free interest rates of 6.7, 5.1 and 5.6 percent; and expected life of six years for all periods. The weighted average fair value of options granted during the fiscal years ended June 30, 2000, 1999 and 1998 for which the exercise price equals the market price on the grant date was $22.39, $15.25 and $10.92, respectively. The weighted average fair value of options granted during the fiscal year ended June 30, 1998 for which the exercise price exceeded the market price on the grant date was $7.44.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Transactions involving stock options are summarized as follows:



                                                                                                     Weighted
                                                                                                     Average
                                                                                                  Exercise Price
                                                                        Stock Options              of Options
                                                                         Outstanding               Outstanding
                                                                     -----------------          -----------------
BALANCE, JUNE 30, 1997                                                     32,961,126           $          31.79
Granted                                                                     8,160,909                      38.32
Exercised                                                                  (2,751,832)                     26.14
Cancelled                                                                    (752,284)                     38.53
                                                                     -----------------          ----------------
BALANCE, JUNE 30, 1998                                                     37,617,919                      33.49
Granted                                                                    11,674,558                      45.40
Exercised                                                                  (8,489,374)                     31.50
Cancelled                                                                  (3,234,811)                     34.79
                                                                     -----------------          ----------------
BALANCE, JUNE 30, 1999                                                     37,568,292                      37.53
Granted                                                                     9,299,360                      59.97
Exercised                                                                  (4,583,749)                     31.36
Cancelled                                                                    (977,503)                     49.31
                                                                     -----------------          ----------------
BALANCE, JUNE 30, 2000                                                     41,306,400                      42.99
                                                                     =================          ================

                                       50                             U.S. GAAP

The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                       Weighted
                                                       Average
                                                       Remaining        Weighted                                  Weighted
                                          Number      Contractual        Average              Number               Average
Range of Exercise Prices               Outstanding        Life        Exercise Price       Exercisable        Exercise Price
------------------------              -------------  --------------  ---------------     ---------------      ----------------
under $30                                5,451,676        2.7        $        27.18          5,385,010         $      27.17
$30 - $40                               19,352,833        6.5                 35.67         14,654,396                35.40
$40 - $50                                5,562,122        8.6                 47.66          1,782,782                47.71
$50 - $60                                3,329,141        8.9                 57.37            867,488                57.22
$60 - $70                                7,610,628        9.6                 61.44                  -                    -
                                      ------------                                       -------------
                                        41,306,400                                          22,689,676

NOTE 8   INCOME TAXES

The following tables summarize the sources of pre-tax income and the resulting income tax expense:

GEOGRAPHIC COMPONENTS OF PRETAX INCOME


                                                                Fiscal Years Ended June 30,
U.S. dollars in millions                                    2000            1999             1998
------------------------                               ------------   --------------    ---------------
U.S.                                                   $      (458)    $     (545)         $     1,192
Canada                                                          93             39                   51
Other jurisdictions                                            555            (73)                 368
                                                       -------------   --------------    -------------
Income (loss) from continuing operations, before tax           190           (579)               1,611
Discontinued Tropicana operations                                -          1,445                  130
                                                       -------------   --------------    -------------
Income before tax                                      $       190     $      866         $      1,741
                                                       =============   ==============    =============

                                       51                             U.S. GAAP

COMPONENTS OF INCOME TAX EXPENSE

                                                             Fiscal Years Ended June 30,
U.S. dollars in millions                            2000              1999                 1998
------------------------                          ------------     -------------      -------------
Income tax expense (benefit) applicable to:
Continuing operations                                 $    158         $     (33)         $     638
Discontinued Tropicana operations                            -               376                 64
                                                  ------------     -------------      -------------
Total income tax expense                              $    158         $     343          $     702
                                                  ============     =============      =============
Current
   Continuing operations
      Federal                                         $      -         $    (256)         $     134
      State and local                                        8                 3                (20)
      Other jurisdictions                                   67               128                 77
                                                  ------------     -------------      -------------
                                                            75              (125)               191
   Discontinued Tropicana operations                         -               376                 58
                                                  ------------     -------------      -------------
                                                            75               251                249
                                                  ------------     -------------      -------------
Deferred
   Continuing operations
      Federal                                              (35)              130                351
      State and local                                       (2)                2                 34
      Other jurisdictions                                  120               (40)                62
                                                  ------------     -------------      -------------
                                                            83                92                447
   Discontinued Tropicana operations                         -                 -                  6
                                                  ------------     -------------      -------------
                                                            83                92                453
                                                  ------------     -------------      -------------
Total income tax expense                              $    158          $    343          $     702
                                                  ============     =============      =============

COMPONENTS OF NET DEFERRED TAX LIABILITY

U.S. dollars in millions                              June 30, 2000                June 30, 1999
------------------------                              --------------               --------------
Basis and amortization differences                    $          969               $        1,016
DuPont share redemption                                        1,540                        1,540
DuPont and USAi investments                                      471                          613
Unremitted foreign earnings                                      102                           89
Other, net                                                       106                          193
                                                      --------------               --------------
Deferred tax liabilities                                       3,188                        3,451
                                                      --------------               --------------
Employee benefits                                                (17)                        (114)
Tax credit and net operating loss carryovers                    (515)                        (256)
Valuation, doubtful accounts and return reserves                 (23)                        (259)
Other, net                                                      (703)                        (697)
                                                      --------------               --------------
Deferred tax assets                                           (1,258)                      (1,326)
Valuation allowance                                              270                           82
                                                      --------------               --------------
                                                                (988)                      (1,244)
                                                      --------------               --------------
Net deferred tax liability                            $        2,200               $        2,207
                                                      ==============               ==============

                                       52                             U.S. GAAP

The Company has U.S. tax credit carryovers of $56 million, $13 million of which has no expiration date and $43 million of which have expiration dates through 2009. In addition, the Company has approximately $1,309 million of net operating loss carryovers, the majority of which have expiration dates through 2020. A portion of the valuation allowance arises from uncertainty as to the realization of certain of these tax credit and net operating loss carryovers. If realized, these benefits would be applied to reduce the unallocated purchase price.

Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. Provision is made for income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates that they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested and for which no income tax has been provided, approximated $6,400 million at June 30, 2000. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

EFFECTIVE INCOME TAX RATE -- CONTINUING OPERATIONS

                                                       Fiscal Years Ended June 30,
                                                       2000       1999      1998
                                                       ----       ----      ----
U.S. statutory rate                                      35 %      (35) %     35 %
Goodwill amortization                                    58         11         1
Equity income                                            25         10         -
Foreign tax at other than U.S. statutory rate           (39)         5         4
State and local                                           2          -         1
Other                                                     2          3        (1)
                                                       ----       ----      ----
Effective income tax rate - continuing operations        83 %       (6) %     40 %
                                                       ====       ====      ====

Various taxation authorities have proposed or levied assessments for additional income taxes of prior years. Management believes that settlements will not have a material effect on the results of operations, financial position or liquidity of the Company.

NOTE 9   BENEFIT PLANS

Retirement pensions are provided for substantially all of the Company's employees through defined benefit or defined contribution plans sponsored by the Company or unions representing employees. For Company-sponsored defined benefit plans, pension expense and plan contributions are determined by independent consulting actuaries. The funding policy for tax-qualified pension plans is consistent with statutory funding requirements and regulations. Contributions to defined contribution plans are funded and expensed currently. Postretirement health care and life insurance are provided to a majority of nonunion employees in the U.S. Eligibility for benefits is based upon retirement, age and completion of a specified number of years of service. Postemployment programs, principally severance, are provided for the majority of nonunion employees. The cost of these programs is accrued based on actuarial studies. There is no advance funding for postretirement or postemployment benefits.

The following tables pertain to the Company's defined benefit pension or postretirement plans principally in the U.S., the U.K., Canada, France, Germany and Japan, and provide reconciliations of the changes in benefit obligations, fair value of plan assets and funded status for the two-year period ending June 30, 2000:

                                       53                             U.S. GAAP

                                                       Pension Benefits           Postretirement Benefits
U.S. dollars in millions                              2000           1999           2000           1999
------------------------                            --------       --------       --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 1,339        $ 1,070        $   182        $   172
Service cost                                              54             48              2              2
Interest cost                                             81             81             13             12
Plan amendements and acquisitions                         41            220             (1)             5
Actuarial (gain) loss, net                               (77)            21            (12)             1
Benefits paid                                           (101)           (81)           (11)           (10)
Translation                                              (12)           (20)             -              -
                                                    --------       --------       --------       --------
Benefit obligation at end of year                    $ 1,325        $ 1,339        $   173        $   182
                                                    ========       ========       ========       ========
FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year       $ 1,365        $ 1,271        $     -        $     -
Actual return on plan assets                              91            127              -              -
Acquisition                                                -             45              -              -
Contributions                                             16             15             11             10
Benefits paid                                            (95)           (80)           (11)           (10)
Translation                                               (9)           (13)             -              -
                                                    --------       --------       --------       --------
Fair value of plan assets at end of year             $ 1,368        $ 1,365        $     -        $     -
                                                    ========       ========       ========       ========
FUNDED STATUS
Funded status at end of year                         $    43        $    26        $  (173)       $  (182)
Unrecognized actuarial gain                             (212)          (203)           (18)            (3)
Unrecognized prior service (benefit) cost                 55             15            (13)           (16)
Unrecognized net transition (asset) obligation            (2)             4              -              -
                                                    --------       --------       --------       --------
Accrued pension liability                            $  (116)       $  (158)       $  (204)       $  (201)
                                                    ========       ========       ========       ========

Amounts recognized in the Company's consolidated balance sheet at June 30 consist of:

                                        Pension Benefits       Postretirement Benefits
U.S. dollars in millions                2000         1999        2000          1999
------------------------               -----        -----        -----        -----
Prepaid benefit cost                   $ 198        $ 181        $   -        $   -
Accrued benefit liability               (314)        (339)        (204)        (201)
                                       -----        -----        -----        -----
Net liability recognized               $(116)       $(158)       $(204)       $(201)
                                       =====        =====        =====        =====

Net periodic pension and other postretirement benefit costs for the fiscal years ended June 30 include the following components:

                                                 Pension Benefits                    Postretirement Benefits
U.S. dollars in millions                   2000         1999         1998         2000         1999         1998
------------------------                  -----        -----        -----        -----        -----        -----
Service cost                              $  54        $  48        $  25        $   2        $   2        $   2
Interest cost                                81           81           70           13           12           11
Expected return on plan assets             (125)        (116)        (107)           -            -            -
Amortization of prior service costs           8            3            3           (3)          (3)          (3)
Amortization of actuarial gains              (7)          (6)          (6)           -            -           (1)
                                          -----        -----        -----        -----        -----        -----
Net benefit cost (credit)                 $  11        $  10        $ (15)       $  12        $  11        $   9
                                          =====        =====        =====        =====        =====        =====

                                       54                             U.S. GAAP

The weighted average rates and assumptions utilized in accounting for these plans for the fiscal years ended June 30 were:

                                             Pension Benefits               Postretirement Benefits
                                       2000        1999        1998       2000       1999       1998
                                       ----        ----        ----       ----       ----       ----
Discount rate                           8.0%        7.3%        7.0%       8.0%       7.3%       7.0%
Expected return on plan assets         10.0%       10.0%       10.8%       -          -          -
Rate of compensation increase           5.0%        4.5%        4.3%       5.0%       4.5%       4.3%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $212 million, $184 million and $13 million, respectively as of June 30, 2000, and $218 million, $196 million and $15 million, respectively as of June 30, 1999.

For postretirement benefit measurement purposes, the Company assumed growth in the per capita cost of covered health care benefits (the health care cost trend rate) would gradually decline from 8.2 percent and 7.2 percent in the pre-age 65 and post-age 65 categories, respectively in 1998 to 6 percent and 5 percent, pre-age 65 and post-age 65, respectively in 2002. In fiscal 2000, a one-percentage-point increase in the annual trend rate would have increased the postretirement benefit obligation by $7 million and the pre-tax expense by $1 million; conversely, a one-percentage-point decrease in the annual trend rate would have decreased the postretirement benefit obligation by $6 million and the pre-tax expense by $1 million.

During 1999, the Company amended the pension plan for certain U.S. employees from a final pay plan to a cash balance pension plan. Under the new plan, participants accrue benefits based on a percentage of pay plus interest. The new cash balance plan allows lump sum benefit payments in addition to annuities. This change did not have a significant impact on the Company's net periodic pension costs for the fiscal year ended June 30, 1999.

NOTE 10   BUSINESS SEGMENT AND GEOGRAPHIC DATA

BUSINESS SEGMENT DATA

The Company's four reportable segments are: music, filmed entertainment, recreation and other, and spirits and wine. Each reportable segment defined by the Company is a strategic business unit that offers different products and services that are marketed through different channels. Segments are managed separately because of their unique customers, technology, marketing and distribution requirements. The Company evaluates the performance of its segments and allocates resources to them based on several performance measures, including modified EBITDA (EBITDA). As defined by the Company, EBITDA consists of operating earnings (losses) before depreciation, amortization, corporate expenses and restructuring activities from consolidated companies. While not a standard measurement under GAAP, the Company believes EBITDA is an appropriate measure of operating performance, given the significant assets and goodwill associated with the Company's acquisitions. However, EBITDA could be defined differently by other companies and should be considered in addition to, not as a substitute for, other measures of financial performance including revenues and operating income. There are no intersegment revenues; however, corporate headquarters allocates a portion of its costs to each of its operating segments. The Company does not allocate interest income, interest expense, income taxes or unusual items to segments.

                                       55                             U.S. GAAP

                                                     Filmed        Recreation       Spirits
U.S. dollars in millions              Music       Entertainment    and Other        and Wine        Corporate           Total
------------------------              -----       -------------    ---------        --------        ---------           -----
JUNE 30, 2000
Revenues                            $  6,236        $  3,480        $    862        $  5,108        $      -           $ 15,686
EBITDA                              $  1,018        $    (61)       $    188        $    727        $      -           $  1,872
Depreciation and amortization           (730)            (97)           (105)           (125)            (10)            (1,067)
Corporate expenses                         -               -               -               -            (111)              (111)
Restructuring credit                      40              19               -               -               -                 59
                                    --------        --------        --------        --------        --------           --------
Operating income (loss)             $    328        $   (139)       $     83        $    602        $   (121)          $    753
                                    ========        ========        ========        ========        ========           ========
Segment assets                      $ 16,082        $  7,624        $  2,568        $  4,521        $  2,013(1)        $ 32,808
Equity method investments           $     18        $  3,177        $  1,037        $     55        $      -           $  4,287
Capital expenditures                $    263        $    113        $    101        $    121        $      9           $    607

JUNE 30, 1999
Revenues                            $  3,751        $  2,931        $    818        $  4,812        $      -           $ 12,312
EBITDA                              $    347        $   (136)       $    133        $    684        $      -           $  1,028
Depreciation and amortization           (473)            (70)            (88)           (132)            (10)              (773)
Corporate expenses                         -               -               -               -            (100)              (100)
Restructuring charge                    (313)            (92)              -               -               -               (405)
                                    --------        --------        --------        --------        --------           --------
Operating income (loss)             $   (439)       $   (298)       $     45        $    552        $   (110)          $   (250)
                                    ========        ========        ========        ========        ========           ========
Segment assets                      $ 16,392        $  7,735        $  3,029        $  5,165        $  2,690(2)        $ 35,011
Equity method investments           $     26        $  2,810        $  1,151        $     52        $      -           $  4,039
Capital expenditures                $    135        $    134        $    134        $    128        $      -           $    531

JUNE 30, 1998
Revenues                            $  1,461        $  2,793        $    695        $  4,525        $      -           $  9,474
EBITDA                              $     84        $    316        $     99        $    583        $      -           $  1,082
Depreciation and amortization           (128)            (87)            (75)           (119)             (7)              (416)
Corporate expenses                         -               -               -               -            (113)              (113)
                                    --------        --------        --------        --------        --------           --------
Operating income (loss)             $    (44)       $    229        $     24        $    464        $   (120)          $    553
                                    ========        ========        ========        ========        ========           ========
Segment assets                      $  2,902        $  6,638        $  3,044        $  5,594        $  4,001(3)        $ 22,179
Equity method investments           $     24        $  2,431        $    961        $     21        $      -           $  3,437
Capital expenditures                $     31        $     94        $    115        $    170        $      -           $    410

(1) Comprised of corporate assets not identifiable with reported segments ($1,294) and DuPont holdings ($719).

(2) Comprised of corporate assets not identifiable with reported segments ($1,567) and DuPont holdings ($1,123).

(3) Comprised of corporate assets not identifiable with reported segments ($1,039), DuPont holdings ($1,228) and net assets of discontinued Tropicana operations ($1,734).

GEOGRAPHIC DATA

The following table presents revenues and long-lived assets by geographic area for the 2000, 1999 and 1998 fiscal years. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues or long-lived assets exceed 10 percent of the total.

                                       56                             U.S. GAAP

                                   Fiscal Years Ended June 30,
U.S. dollars in millions         2000         1999          1998
------------------------       -------      --------     ---------
REVENUES
United States                  $ 7,285      $  5,917     $   4,977
United Kingdom                   1,763         1,277           769
Canada                             438           325           285
Other countries                  6,200         4,793         3,443
                               -------      --------     ---------
                               $15,686      $ 12,312     $   9,474
                               =======      ========     =========

U.S. dollars in millions   June 30, 2000   June 30, 1999
------------------------   -------------   -------------
LONG-LIVED ASSETS
United States                  $14,872       $15,093
United Kingdom                   1,654         1,905
Canada                             459           456
Other countries                  8,024         8,676
                               -------       -------
                               $25,009       $26,130
                               =======       =======


NOTE 11   ADDITIONAL FINANCIAL INFORMATION

Income Statement and Cash Flow Data

                                          Fiscal Years Ended June 30,
U.S. dollars in millions                2000         1999         1998
------------------------                ----         ----         ----
INTEREST, NET AND OTHER EXPENSE
Interest expense                       $ 745        $ 592        $ 318
Interest income                          (58)        (109)         (59)
Dividend income                          (23)         (23)         (27)
Capitalized interest                      (3)          (3)          (4)
                                       -----        -----        -----
                                       $ 661        $ 457        $ 228
                                       =====        =====        =====

EXCISE TAXES (included in
  revenues and cost of revenues)       $ 883        $ 865        $ 726

CASH FLOW DATA
Interest paid, net                     $ 728        $ 643        $ 265
Income taxes paid                      $ 133        $ 471        $ 144

                                       57                             U.S. GAAP

Balance Sheet Data

U.S. dollars in millions                                        June 30, 2000  June 30, 1999
------------------------                                        -------------  -------------
RECEIVABLES
Trade                                                              $ 3,071        $ 3,227
Other                                                                  433            432
                                                                   -------        -------
                                                                     3,504          3,659
Allowance for doubtful accounts and other valuation accounts          (807)          (674)
                                                                   -------        -------
                                                                   $ 2,697        $ 2,985
                                                                   =======        =======
INVENTORIES
Beverages                                                          $ 2,009        $ 2,233
Materials, supplies and other                                          413            394
                                                                   -------        -------
                                                                   $ 2,422        $ 2,627
                                                                   =======        =======
LIFO INVENTORIES
Estimated replacement cost                                         $   381        $   395
Excess of replacement cost over LIFO carrying value                   (190)          (187)
                                                                   -------        -------
                                                                   $   191        $   208
                                                                   =======        =======
OTHER CURRENT ASSETS
Film cost, net of amortization                                     $   142        $   356
Artists' contracts                                                     222            247
Deferred income taxes                                                  496            491
Prepaid expenses and other current assets                              590            642
                                                                   -------        -------
                                                                   $ 1,450        $ 1,736
                                                                   =======        =======
FILM COSTS, NET OF AMORTIZATION

Theatrical Film Costs
Released                                                           $   174        $   320
In process and unreleased                                              700          1,058
                                                                   -------        -------
                                                                       874          1,378
                                                                   -------        -------
Television Film Costs
Released                                                               205            176
In process and unreleased                                               54             53
                                                                   -------        -------
                                                                       259            229
                                                                   -------        -------
                                                                     1,133          1,607
Less: current portion                                                  142            356
                                                                   -------        -------
                                                                   $   991        $ 1,251
                                                                   =======        =======

Unamortized costs related to released theatrical and television films aggregated $379 million at June 30, 2000. Excluding the portion of the purchase price allocated to the film library which is being amortized over a 20-year life, the Company currently anticipates that approximately 75 percent of the unamortized released film costs will be amortized under the individual film forecast method during the three years ending June 30, 2003.

                                       58                             U.S. GAAP

U.S. dollars in millions          June 30, 2000   June 30, 1999
------------------------          -------------   -------------
PROPERTY, PLANT AND EQUIPMENT
Land                                   $   636        $   645
Buildings and improvements               1,498          1,646
Machinery and equipment                  1,678          1,432
Furniture and fixtures                     602            476
Construction in progress                   272            286
                                       -------        -------
                                         4,686          4,485
Accumulated depreciation                (1,587)        (1,327)
                                       -------        -------
                                       $ 3,099        $ 3,158
                                       =======        =======
PAYABLES AND ACCRUED LIABILITIES
Trade                                  $   774        $   843
Income and other taxes                     227            378
Other                                    2,959          3,587
                                       -------        -------
                                       $ 3,960        $ 4,808
                                       =======        =======

MINORITY INTEREST

At June 30, 2000, Matsushita Electric Industrial Co., Ltd. had an approximate
7.7 percent ownership interest in the entities which own Universal's music, filmed entertainment and recreation and other assets, which was reflected as minority interest in the Company's financial statements.

NOTE 12   COMMITMENTS AND CONTINGENCIES

The Company has various commitments for the purchase or construction of property, plant and equipment, materials, supplies and items of investment related to the ordinary conduct of business. The Company is involved in various lawsuits, claims and inquiries. Management believes that the resolution of these matters will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

NOTE 13 DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Differences between U.S. and Canadian GAAP for these financial statements are:

(i) The common stock of DuPont and USAi, and certain other publicly traded companies in which we hold an interest, would be carried at cost under Canadian GAAP, thereby reducing shareholders' equity by $453 million or approximately four percent at June 30, 2000. There is no effect on net income.

(ii) Proportionate consolidation of joint ventures under Canadian GAAP would increase assets and liabilities by approximately $1,007 million and decrease working capital by approximately $40 million at June 30, 2000. There is no effect on net income.

(iii) There are no other significant differences between U.S. and Canadian
      GAAP.


                                       59                             U.S. GAAP

NOTE 14   RECENT EVENTS

On June 20, 2000, the Company, Vivendi and Canal+ announced that they had entered into a merger agreement and related agreements providing for the combination of the three companies into Vivendi Universal. The agreements provide for the completion of a series of transactions, under which the Company's shareholders will receive a number of Vivendi Universal American Depositary Shares (ADSs) based on an exchange ratio. Each Vivendi Universal ADS will represent one Vivendi Universal ordinary share. Canadian resident shareholders of the Company may elect to receive exchangeable shares of a Canadian subsidiary of Vivendi Universal that are substantially the economic equivalent of the Vivendi Universal ADSs. The exchange ratio is equal to U.S. $77.35 divided by the U.S. dollar equivalent of the average of the closing prices on the Paris Bourse of Vivendi's ordinary shares during a measuring period prior to the closing of the transactions. However, the exchange ratio will equal 0.8000 if that average is equal to or less than U.S. $96.6875 and
0.6221 if that average is equal to or exceeds U.S. $124.3369. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval and all necessary regulatory approvals. There is no assurance that such approvals will be obtained.

On August 2, 2000, the Company entered into an agreement to purchase Rondor Music, an independent music publishing company, for approximately $350 million in stock.

                                       60                             U.S. GAAP

MANAGEMENT'S REPORT

The Company's management is responsible for the preparation of the accompanying financial statements in accordance with generally accepted accounting principles, including the estimates and judgments required for such preparation.

The Company has a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and financial records underlying the financial statements properly reflect all transactions. The system contains self-monitoring mechanisms, including a program of internal audits, which allow management to be reasonably confident that such controls, as well as the Company's administrative procedures and internal reporting requirements, operate effectively. Management believes that its long-standing emphasis on the highest standards of conduct and business ethics, as set forth in written policy statements, serves to reinforce the system of internal accounting controls. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error or the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation.

The Company's independent accountants, PricewaterhouseCoopers LLP, review the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by generally accepted auditing standards. Their report covering their audits of the financial statements is presented below.

The Audit Committee of the Board of Directors, solely comprising Directors who are not officers or employees of the Company, meets with the independent accountants, the internal auditors and management to ensure that each is discharging its respective responsibilities relating to the financial statements. The independent accountants and the internal auditors have direct access to the Audit Committee to discuss, without management present, the results of their audit work and any matters they believe should be brought to the Committee's attention.

       /s/ Edgar Bronfman, Jr.                   /s/ Brian C. Mulligan           /s/ Frank Mergenthaler
       -----------------------                   ---------------------           ----------------------
         Edgar Bronfman, Jr.                       Brian C. Mulligan               Frank Mergenthaler
President and Chief Executive Officer          Executive Vice President and        Vice President and
                                                 Chief Financial Officer        Chief Accounting Officer

                                August 16, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF THE SEAGRAM COMPANY LTD. We have audited the accompanying consolidated balance sheet of The Seagram Company Ltd. and its subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Seagram Company Ltd. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in accordance with accounting principles generally accepted in the United States which, in their application to the Company, conform in all material respects with generally accepted accounting principles in Canada.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
August 16, 2000

QUARTERLY DATA

FISCAL 2000


U.S. dollars in millions, except per share amounts (unaudited)
--------------------------------------------------------------
                                                                                                                   Fiscal Year
                                                        First         Second          Third      Fourth              Ended
                                                       Quarter        Quarter        Quarter     Quarter        June 30, 2000 (3)
                                                       ---------      ---------      ---------   ---------      --------------
Revenues                                               $  3,643       $  4,970       $  3,375    $  3,698          $ 15,686
Operating income (loss)                                $     72       $    566       $     (1)   $    116          $    753
Income (loss) from continuing operations,
  after tax                                            $    (40) (1)  $    557  (2)  $   (265)   $   (128)         $    124
Cumulative effect of change in accounting principle,
  after tax                                                 (84)             -              -           -               (84)
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $   (124)      $    557       $   (265)   $   (128)         $     40
                                                       =========      =========      =========   =========         =========
PER SHARE DATA
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations                                  $  (0.09)      $   1.29       $  (0.61)   $  (0.29)         $   0.28
Cumulative effect of change in accounting principle,
  after tax                                               (0.20)             -              -           -             (0.19)
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $  (0.29)      $   1.29       $  (0.61)   $  (0.29)         $   0.09
                                                       =========      =========      =========   =========         =========
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations                                  $  (0.09)      $   1.27       $  (0.61)   $  (0.29)         $   0.28
Cumulative effect of change in accounting principle,
  after tax                                               (0.20)             -              -           -             (0.19)
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $  (0.29)      $   1.27       $  (0.61)   $  (0.29)         $   0.09
                                                       =========      =========      =========   =========         =========

FISCAL 1999


U.S. dollars in millions, except per share amounts (unaudited)
--------------------------------------------------------------
                                                                                                                   Fiscal Year
                                                        First         Second          Third      Fourth              Ended
                                                       Quarter        Quarter        Quarter     Quarter        June 30, 1999 (3)
                                                       ---------      ---------      ---------   ---------      --------------
Revenues                                               $  2,247       $  3,327       $  3,215    $  3,523          $ 12,312
Operating income (loss)                                $    179       $   (219)      $   (163)   $    (47)         $   (250)
Income (loss) from continuing operations,
  after tax                                            $     95       $   (226) (4)  $   (199)   $    (53) (5)     $   (383)
Loss from discontinued Tropicana operations,
  after tax                                                  (3)             -              -           -                (3)
Gain on sale of discontinued Tropicana operations,
  after tax                                               1,072              -              -           -             1,072
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $  1,164       $   (226)      $   (199)   $    (53)         $    686
                                                       =========      =========      =========   =========         =========
PER SHARE DATA
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations                                  $   0.27       $  (0.63)      $  (0.50)   $  (0.13)         $  (1.01)
Discontinued Tropicana operations, after tax              (0.01)             -              -           -             (0.01)
Gain on sale of discontinued Tropicana operations,
  after tax                                                3.09              -              -           -              2.83
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $   3.35       $  (0.63)      $  (0.50)   $  (0.13)         $   1.81
                                                       =========      =========      =========   =========         =========
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations                                  $   0.27       $  (0.63)      $  (0.50)   $  (0.13)         $  (1.01)
Discontinued Tropicana operations, after tax              (0.01)             -              -           -             (0.01)
Gain on sale of discontinued Tropicana operations,
  after tax                                                3.07              -              -           -              2.83
                                                       ---------      ---------      ---------   ---------         ---------
Net income (loss)                                      $   3.33       $  (0.63)      $  (0.50)   $  (0.13)         $   1.81
                                                       =========      =========      =========   =========         =========

(1) Includes a $55 million gain on sale of businesses, after tax and minority interest.

(2) Includes a $35 million restructuring credit, after tax and minority interest.

(3) For earnings per share data, each quarter is calculated as a discrete period and the sum of the four quarters does not necessarily equal the full year amount.

(4) Includes a $244 million restructuring charge, after tax and minority interest.

(5) Includes a $76 million gain on the USA transactions, after tax and minority interest.

                                                                    SCHEDULE II

                            THE SEAGRAM COMPANY LTD.
           (Incorporated under the Canada Business Corporations Act)
                            AND SUBSIDIARY COMPANIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (U.S. dollars in millions)

                                                           Additions
                                            Balance at     Charged to                                   Cumulative     Balance at
                                             Beginning     Costs and                                   Translation        End
                                             of Period      Expenses    Acquisition    Deductions       Adjustment     of Period
                                           -------------  -----------  -------------  -------------  ---------------  ------------
Reserves Deducted from Receivables:

Fiscal Year Ended June 30, 2000
    Reserves for Doubtful Accounts           $     283     $     102    $        -      $      (72)    $        -      $     313

    Reserves for Merchandise Returns
       and Allowances                              391           399             -            (296)             -            494
                                           -------------  -----------  -------------  -------------  ---------------  ------------
                                             $     674     $     501    $        -      $     (368)    $        -      $     807
                                           =============  ===========  =============  =============  ===============  ============

Fiscal Year Ended June 30, 1999
    Reserves for Doubtful Accounts           $     155     $     115    $      126      $     (104)    $       (9)     $     283

    Reserves for Merchandise Returns
       and Allowances                              171           563           214            (551)            (6)           391
                                           -------------  -----------  -------------  -------------  ---------------  ------------
                                             $     326     $     678    $      340      $     (655)    $      (15)     $     674
                                           =============  ===========  =============  =============  ===============  ============

Fiscal Year Ended June 30, 1998
    Reserves for Doubtful Accounts           $     127     $      68    $        -      $      (40)    $        -      $     155

    Reserves for Merchandise Returns
       and Allowances                              183           185             -            (197)             -            171
                                           -------------  -----------  -------------  -------------  ---------------  ------------
                                             $     310     $     253    $        -      $     (237)    $        -      $     326
                                           =============  ===========  =============  =============  ===============  ============

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
The Seagram Company Ltd.


Our audits of the consolidated financial statements of The Seagram Company Ltd. referred to in our report dated August 16, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

New York, New York
August 16, 2000

                            THE SEAGRAM COMPANY LTD.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                  EXHIBIT INDEX

Exhibit Number
Per Item 601 of
Regulation S-K           Description of Document and Incorporation Reference Where Applicable

      2                  (a)     Investment Agreement, dated as of October 19, 1997, as amended and restated as of December 18, 1997, among Universal
                                 Studios, Inc., for itself and on behalf of certain of its
                                 subsidiaries, HSN, Inc., Home Shopping Network, Inc. and
                                 Liberty Media Corporation, for itself and on behalf of
                                 certain of its subsidiaries (incorporated by reference to
                                 Exhibit 10 to the Quarterly Report on Form 10-Q for the
                                 quarter ended December 31, 1997).

                         (b)     Merger Agreement dated as of June 19, 2000 among Vivendi
                                 S.A., Canal Plus S.A., Sofiee S.A., 3744531 Canada Inc. and
                                 The Seagram Company Ltd. (incorporated by reference to
                                 Exhibit 2.1 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (c)     Form of Plan of Arrangement (incorporated by reference to
                                 Exhibit 2.2 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

      3                  (a)     Articles of Amalgamation dated February 1, 1995 between The
                                 Seagram Company Ltd. and Centenary Distillers Ltd.
                                 (incorporated by reference to Exhibit 3(a) of Seagram's
                                 Annual Report on Form 10-K for the fiscal year ended January
                                 31, 1995), as amended by the Certificate and Articles of
                                 Amendment dated May 31, 1995.

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

      10                 (a)     Amended and Restated Stock Purchase Agreement dated as of
                                 April 9, 1995 among The Seagram Company Ltd., Matsushita
                                 Electric Industrial Co., Inc., MEI Holding Inc. (formerly,
                                 Home Holding Inc.) and Universal Studios Holding I Corp.
                                 (formerly, Home Holding II Inc.).

                         (b)     Amended and Restated Stockholders' Agreement dated as of
                                 December 9, 1998 among Universal Studios Holding I Corp.,
                                 MEI Holding Inc., The Seagram Company Ltd. and Seagram
                                 Developments, Inc.

                         (c)     Stockholders' Agreement dated as of December 9, 1998 among
                                 Centenary Holding N.V., MHI Investment Corporation and Seagram
                                 International B.V.

                         (d)     Amendment to Subscription and Redemption Agreement, Amended and
                                 Restated Stockholders' Agreement and Stockholders' Agreement
                                 dated as of December 9, 1998 among The Seagram Company Ltd.,
                                 Centenary Holding N.V., Universal Studios Holding I Corp.,
                                 MEI Holding Inc., MHI Investment Corporation, Seagram
                                 Developments, Inc. and Seagram International B.V.

                         (e)     USA Networks Partnership Interest Purchase Agreement dated as of September 22, 1997 by and among Universal Studios, Inc.,
                                 Universal City Studios, Inc., Viacom Inc. and Eighth Century
                                 Corporation (incorporated by reference to Exhibit 10(c) to
                                 Seagram's Annual Report on Form 10-K for the fiscal year
                                 ended June 30, 1997).

                         (f)     Offer Agreement dated as of June 21, 1998 among The Seagram
                                 Company Ltd., PolyGram N.V. and Koninklijke Philips
                                 Electronics N.V. (incorporated by reference to Exhibit 2.1 to
                                 Seagram's Current Report on Form 8-K/A dated July 2, 1998).


                         (g)     Tender Agreement dated as of June 21, 1998 between The
                                 Seagram Company Ltd. and Koninklijke Philips Electronics N.V.
                                 (incorporated by reference to Exhibit 2.2 to Seagram's
                                 Current Report on Form 8-K/A dated July 2, 1998).

                         (h)     Voting Agreement dated June 21, 1998 between The Seagram
                                 Company Ltd. and Koninklijke Philips Electronics N.V.
                                 (incorporated by reference to Exhibit 2.3 to Seagram's
                                 Current Report on Form 8-K dated June 22, 1998).

                         (i)     Stockholders Agreement dated June 21, 1998 between The
                                 Seagram Company Ltd. and Koninklijke Philips Electronics N.V.
                                 (incorporated by reference to Exhibit 10.1 to Seagram's
                                 Current Report on Form 8-K dated June 22, 1998).

                         (j)     Stock Purchase Agreement dated as of July 20, 1998 among The
                                 Seagram Company Ltd., Seagram Enterprises, Inc. and PepsiCo,
                                 Inc. (incorporated by reference to Exhibit 2 to Seagram's
                                 Current Report on Form 8-K dated July 20, 1998).

                         (k)     Governance Agreement, dated as of October 19, 1997, among
                                 Universal Studios, Inc., HSN, Inc., Liberty Media Corporation
                                 and Barry Diller (incorporated by reference to Exhibit 33 to
                                 Schedule 13D/A dated February 23, 1998 of TeleCommunications,
                                 Inc., The Seagram Company Ltd., Universal Studios, Inc.,
                                 Barry Diller, BDTV Inc., BDTV II INC., BDTV III INC., and
                                 BDTV IV INC. (the "Schedule 13D").

                         (l)     Stockholders Agreement, dated as of October 19, 1997, among
                                 Universal Studios, Inc., HSN, Inc., Liberty Media
                                 Corporation, Barry Diller and The Seagram Company Ltd.
                                 (incorporated by reference to Exhibit 34 to the Schedule
                                 13D).

                         (m)     Agreement, dated as of October 19, 1997, among Universal
                                 Studios, Inc., HSN, Inc. and Liberty Media Corporation
                                 (incorporated by reference to Exhibit 35 to the Schedule
                                 13D).

                         (n)     Exchange Agreement, dated as of October 19, 1997, among
                                 Universal Studios, Inc., HSN, Inc. and Liberty Media
                                 Corporation (incorporated by reference to Exhibit 36 to the
                                 Schedule 13D).

                         (o)     Amended and Restated LLC Operating Agreement, dated as of
                                 February 12, 1998, among USA Networks, Inc., Universal
                                 Studios, Inc., Liberty Media Corporation and Barry Diller
                                 (incorporated by reference to Exhibit 37 to the Schedule
                                 13D).

                         (p)     Amendment and Restatement Agreement dated as of October 20,
                                 1999, in respect of the US $6,500,000,000 Credit Agreement dated as of October 21, 1998, among Joseph E. Seagram & Sons,
                                 Inc., The Seagram Company Ltd., J.E. Seagram Corp., the
                                 Lenders party thereto, The Chase Manhattan Bank, as
                                 Administrative Agent, Citibank, N.A., as Syndication Agent,
                                 and Bank of America NT&SA and Bank of Montreal, as
                                 Co-Documentation Agents (incorporated by reference to Exhibit
                                 10.6 to Seagram's Current Report on Form 8-K dated June 26,
                                 2000).

                         (q)     Amendment and Restatement Agreement dated as of October 20,
                                 1999, in respect of the US $1,100,000,000 Credit Agreement dated as of December 21, 1994, as amended and restated as of
                                 October 23, 1998, The Seagram Company Ltd., the Lenders party thereto, and Bank of Montreal, as Administrative Agent
                                 (incorporated by reference to Exhibit 10.7 to Seagram's
                                 Current Report on Form 8-K dated June 26, 2000).

                         (r)     Amendment and Restatement Agreement dated as of October 20,
                                 1999, in respect of the US $2,000,000,000 Credit Agreement dated as of November 23, 1994, as amended and restated as of
                                 October 21, 1998, among Joseph E. Seagram & Sons, Inc., The
                                 Seagram Company Ltd., J.E. Seagram Corp., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
                                 Citibank, N.A., as Syndication Agent, and Bank of

                                 Montreal, as Documentation Agent (incorporated by reference to Exhibit 10.8 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (s)     1983 Stock Appreciation Right and Stock Unit Plan of The
                                 Seagram Company Ltd., as amended. (incorporated by reference to Exhibit 10(n) to Seagram's Annual Report on Form 10-K for
                                 the fiscal year ended June 30, 1998).

                         (t)     Written description of Management Incentive Plan of Joseph E.
                                 Seagram & Sons, Inc.

                         (u)     Senior Executive Short-Term Incentive Plan of The Seagram
                                 Company Ltd. (incorporated by reference to Exhibit 10(p) to
                                 Seagram's Annual Report on Form 10-K for the fiscal year
                                 ended June 30, 1998).

                         (v)     Form of Deferred Compensation Agreement, as amended, between
                                 Joseph E. Seagram & Sons, Inc. and certain of its executives.
                                 (incorporated by reference to Exhibit 10(q) to Seagram's
                                 Annual Report on Form 10-K for the fiscal year ended June 30,
                                 1998).

                         (w)     Stock Plan for Non-Employee Directors of The Seagram Company
                                 Ltd. (incorporated by reference to Exhibit 10(r) to Seagram's
                                 Annual Report on Form 10-K for the fiscal year ended June 30,
                                 1998).

                         (x)     1988 Stock Option Plan of The Seagram Company Ltd., as
                                 amended.

                         (y)     1992 Stock Incentive Plan of The Seagram Company Ltd., as
                                 amended.

                         (z)     1996 Stock Incentive Plan of The Seagram Company Ltd., as
                                 amended. (incorporated by reference to Exhibit 4(d) to
                                 Seagram's Registration Statement on Form S-8 dated April 27,
                                 2000.).

                         (aa)    Senior Executive Basic Life Insurance Program, as amended, of
                                 Joseph E. Seagram & Sons, Inc.

                         (bb)    Retirement Salary Continuation Plan, as amended, of Joseph E.
                                 Seagram & Sons, Inc.

                         (cc)    Benefit Equalization Plan, as amended, of Joseph E. Seagram &
                                 Sons, Inc.

                         (dd)    Senior Executive Group Term Life Insurance Arrangement, as
                                 amended, of Joseph E. Seagram & Sons, Inc.

                         (ee)    Personal Excess Liability Insurance Policy for Senior
                                 Executives of Joseph E. Seagram & Sons, Inc

                         (ff)    Flexible Perquisite Program for Seagram Senior Executives.

                         (gg)    Senior Executive Disability Salary Continuation Arrangement
                                 of Joseph E. Seagram & Sons, Inc.

                         (hh)    Post Retirement Consulting Plan, as amended, of Joseph E.
                                 Seagram & Sons, Limited.

                         (ii)    Canadian Executive Pension Plan of Joseph E. Seagram & Sons,
                                 Limited, as amended.

                         (jj)    Letter dated April 27, 1995 from Joseph E. Seagram & Sons,
                                 Inc. to John D. Borgia (incorporated by reference to Exhibit
                                 10(jj) to Seagram's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)

                         (kk)    Letter dated September 9, 1998 from Joseph E. Seagram & Sons,
                                 Inc. to Tod R. Hullin (incorporated by reference to Exhibit
                                 10(hh) to Seagram's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.)

                         (ll)    Letter dated November 23, 1999 from Joseph E. Seagram & Sons,
                                 Inc. to Kevin Conway (incorporated by reference to Exhibit
                                 10.2 to Seagram's Quarterly Report on Form 10-Q for the
                                 quarterly period ended December 31, 1999.)

                         (mm)    Letter dated as of January 1, 2000 from Joseph E. Seagram
                                 & Sons, Inc. to Brian Mulligan.

                         (nn)    Agreement dated March 14, 2000 between Joseph E. Seagram &
                                 Sons, Inc. and John D. Borgia (incorporated by reference to
                                 Exhibit 10.1 to Seagram's Quarterly Report on Form 10-Q for
                                 the quarterly period ended March 31, 2000.)

                         (oo)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and Kevin Conway (incorporated by reference to
                                 Exhibit 10.2 to Seagram's Quarterly Report on Form 10-Q for
                                 the quarterly period ended March 31, 2000.)

                         (pp)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and Daniel Paladino (incorporated by reference to Exhibit 10.3 to Seagram's Quarterly Report on Form 10-Q
                                 for the quarterly period ended March 31, 2000.)

                         (qq)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and Tod Hullin (incorporated by reference to
                                 Exhibit 10.4 to Seagram's Quarterly Report on Form 10-Q for
                                 the quarterly period ended March 31, 2000.)

                         (rr)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and Frank Mergenthaler (incorporated by
                                 reference to Exhibit 10.5 to Seagram's Quarterly Report on
                                 Form 10-Q for the quarterly period ended March 31, 2000.)

                         (ss)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and Michael Hallows (incorporated by reference to Exhibit 10.6 to Seagram's Quarterly Report on Form 10-Q
                                 for the quarterly period ended March 31, 2000.)

                         (tt)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and John Borgia (incorporated by reference to
                                 Exhibit 10.7 to Seagram's Quarterly Report on Form 10-Q for
                                 the quarterly period ended March 31, 2000.)

                         (uu)    Agreement effective March 17, 2000 between Joseph E. Seagram
                                 & Sons, Inc. and John Preston (incorporated by reference to
                                 Exhibit 10.8 to Seagram's Quarterly Report on Form 10-Q for
                                 the quarterly period ended March 31, 2000.)

                         (vv)    Agreement effective June 15, 2000 between Joseph E. Seagram &
                                 Sons, Inc. and Edgar Bronfman, Jr.

                         (ww)    Agreement effective June 16, 2000 between Joseph E. Seagram and Samuel Bronfman II.

      12                 (a)     Computation of ratio of earnings to fixed charges - The Seagram
                                 Company Ltd.

                         (b)     Computation of ratio of earnings to fixed charges - Joseph E.
                                 Seagram & Sons, Inc.

      13                 Not Applicable.

      21                 Subsidiaries.

      23                 Consent of PricewaterhouseCoopers LLP, independent accountants, as accountants for Seagram.

      24                 Power of Attorney.

      27                 Financial Data Schedule.

      99                 (a)     Option Agreement dated as of June 19, 2000 between Vivendi S.A.
                                 and The Seagram Company Ltd. (incorporated by reference to Exhibit
                                 99.1 to Seagram's Current Report on Form 8-K dated June 26, 2000).

                         (b)     Shareholder Voting Agreement dated as of June 19, 2000
                                 between Vivendi S.A. and certain shareholders of The Seagram
                                 Company Ltd. (incorporated by reference to Exhibit 99.2 to
                                 Seagram's Current Report on Form 8-K dated June 26, 2000).

                         (c)     Shareholder Governance Agreement dated as of June 19, 2000 among Vivendi S.A., Sofiee S.A. and certain shareholders of
                                 The Seagram Company Ltd. (incorporated by reference to
                                 Exhibit 99.3 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (d)     Form of Arrangement Resolution (incorporated by reference to
                                 Exhibit 99.4 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (e)     Form of Custody Agreement (incorporated by reference to
                                 Exhibit 99.5 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (f)     Form of Exchange Trust Agreement (incorporated by reference to Exhibit 99.6 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (g)     Form of Support Agreement (incorporated by reference to
                                 Exhibit 99.7 to Seagram's Current Report on Form 8-K dated
                                 June 26, 2000).

                         (h)     Description of Proposed Vivendi/Canal Transactions
                                 (incorporated by reference to Exhibit 99.8 to Seagram's
                                 Current Report on Form 8-K dated June 26, 2000).