Form 10-K405/A
period 2000-06-30
SEAGRAM CO LTD
filed 2000-10-30
CIK 88188

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-2275

                            THE SEAGRAM COMPANY LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CANADA                                           NONE
--------------------------------------------    --------------------------------------------
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 1430 PEEL STREET, MONTREAL, QUEBEC, CANADA                       H3A 1S9
--------------------------------------------    --------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (514) 987-5200
                SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
 COMMON SHARES WITHOUT NOMINAL OR PAR VALUE               NEW YORK STOCK EXCHANGE
                                                           LONDON STOCK EXCHANGE
                                                           TORONTO STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common shares held by non-affiliates of the registrant as of October 23, 2000 (65.26% of the outstanding common shares) was approximately $14.9 billion. At October 23, 2000, there were 444,306,776 common shares outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

RECENT DEVELOPMENTS

     On June 20, 2000, the Company, Vivendi S.A. ("Vivendi") and Canal Plus S.A. ("Canal+") announced that they had entered into a merger agreement and related agreements providing for a strategic business combination among the three companies. The combined entity will be named "Vivendi Universal". Under the agreements, the Company's shareholders will receive a number of Vivendi Universal American Depositary Shares (ADSs) based on an exchange ratio. Each Vivendi Universal ADS will represent one Vivendi Universal ordinary share. Canadian resident shareholders of the Company may elect to receive exchangeable shares of a Canadian subsidiary of Vivendi Universal that will be exchangeable at the option of the holder for Vivendi Universal ADSs and will be substantially the economic equivalent of the Vivendi Universal ADSs. The exchange ratio is equal to U.S. $77.35 divided by the U.S. dollar equivalent of the average of the closing prices on the Paris Bourse of Vivendi's ordinary shares during a measuring period prior to the closing of the transactions. However, the exchange ratio will equal 0.8000 if that average is equal to or less than U.S. $96.6875 and 0.6221 if that average is equal to or exceeds U.S. $124.3369. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval. There is no assurance that such conditions will be satisfied.

     As part of Vivendi Universal's overall strategy after completion of the proposed merger transactions, Seagram has commenced a process intended to lead to the sale of the Spirits and Wine business. No sale is expected to be completed until after the completion of the merger transactions, and the sale process is not expected to affect the timing of the merger transactions. There can be no assurance that the Spirits and Wine business will be sold, nor can the particular terms and conditions of any such sale be predicted.

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

Spencer, DAPY and Glow sell novelties, electronics, accessories, books and trend driven products. In connection with the activities of Spencer Gifts, Inc., Universal owns a building in New Jersey and leases approximately 570 stores in various cities in the United States and a warehouse in North Carolina.

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

     C&E produces and markets the wines of Sterling Vineyards, Tessara and The Monterey Vineyard and the sparkling wines of Mumm Curvee Napa, under license from G.H. Mumm. The group is the exclusive importer in the United States of Mumm and Perrier-Jouet Champagnes, Barton & Guestier wines, Brancott Vineyards wines from New Zealand and Sandeman Ports and Sherries, and is also the largest importer of classified Bordeaux in the United States. C&E's agency portfolio is completed by distribution rights for Dominus and Napanook from the Napa Valley, a collection of Burgundy estate-bottled wines, F.E. Trimbach wines from Alsace, Catello d' Albola in Chianti and several other European wines.

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

ITEM 3.  LEGAL PROCEEDINGS

     On May 30, 1995, a purported retailer class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3596 JSL. The plaintiffs brought the action on behalf of direct purchasers of compact discs alleging that defendants, including Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), and PolyGram Group Distribution, Inc., violated the federal and/or state antitrust laws and unfair competition laws by engaging in a conspiracy to fix prices of compact discs, and seek an injunction and treble damages. The defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs filed a notice of appeal on February 12, 1996. By an order filed July 3, 1997, the Ninth Circuit reversed the District Court and remanded the action. Upon reinstatement of this litigation by the Ninth Circuit, a number of related actions were filed, which all arise out of the same claims and subject matter. These related actions are captioned: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc.; Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-7226 (JSL), filed on September 30, 1997 in the U.S. District Court for the Central District of California; Third Street Jazz and Rock Holding Corporation, et al., v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. CV 97-8864 JSL (VAPx), filed on October 21, 1997 in the U.S. District Court for the Central District of California; T. Obie, Inc. d/b/a Chestnut Hill Compact Disc v. EMI Music Distribution (formerly known as CEMA Distribution), Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc., No. 97 Civ. 7764 LMM, filed on October 21, 1997 in the U.S. District Court for the Southern District of New York; Nathan Muchnick, Inc., et al., v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc.,

Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Warner Elektra Atlantic Corporation, and EMI Music Distribution, Inc./Capitol Records, Inc., No. 98 Civ. 0612, filed on January 28, 1998 in the U.S. District Court for the Southern District of New York. The Digital Distribution, Chandu Dani, and Third Street Jazz matters have been set for trial on February 15, 2000. On February 17, 1998, a purported consumer class action was filed in the Circuit Court for Cocke County, Tennessee, Civil Action No., 24,885 II, entitled Doris D. Ottinger, et al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corp., Universal Music & Video Distribution, Inc. (formerly known as UNI Distribution Corp.), Bertelsmann Music Group, Inc., and PolyGram Group Distribution, Inc. A motion to dismiss was filed on May 11, 1998, and is pending. The trial date of February 15, 2000 was vacated and no new trial date has been set.

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

     On December 15, 1999, an action was filed in the Superior Court for the County of Los Angeles entitled KirchMedia GmbH & Co. KGaA v. Universal Studios, Inc. and Universal Studios International B.V., case no. BC 221645. The plaintiff is a German company that entered into several agreements with Universal in 1996 involving the licensing of film and television programming. The contracts also required the plaintiff to allocate to Universal two channels on its German pay television service. Plaintiff alleges that it is entitled to terminate its agreements with Universal on the ground that certain decisions by European regulatory authorities have materially impaired its business and constitute events of "force majeure." Plaintiff also alleges that Universal has breached its obligations under the parties' licensing agreements by allegedly failing to provide plaintiff with the quality and/or quantity of film and television programming anticipated by plaintiff. Plaintiff asserts claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. Plaintiff seeks an order requiring the return of all monies paid by plaintiff under the parties' agreements, as well as purported damages in excess of $500,000,000. Plaintiff also seeks punitive damages on its breach of fiduciary duty claim. Universal has denied the allegations of the complaint and intends vigorously to defend this action. On February 3, 2000, Universal filed a cross-complaint in this action alleging that KirchMedia had breached certain of its obligations under the parties' Channel Carriage Agreement and that certain entities related to KirchMedia were obligated to indemnify Universal for all damages sustained as a result of KirchMedia's breach of that agreement. On August 11, 2000, the Court granted Universal's motion for judgment on the pleadings on the ground that plaintiff's complaint did not state facts sufficient to constitute a claim. The Court granted the plaintiff leave to file an amended complaint that identified specific films that Universal supposedly should have licensed to plaintiff under the parties' agreements. The Court ruled that its grant of leave to amend did not extend to plaintiff's other purported claims. Kirch has filed a motion for leave to file an amended complaint seeking to reallege certain claims dismissed by the Court. An amended complaint has not yet been filed. No trial date has been set.

     In May, June, and July of 2000, ninety-four purported consumer class action law suits were filed in various state and federal courts across the country against Universal Music & Video Distribution Corp., UMG Recordings, Inc. and PolyGram Group Distribution, Inc. as well as Sony Music Entertainment Inc., Time Warner Inc., Bertelsmann Music Group, and Capitol Records Inc. (along with companies affiliated with these defendants). Certain recorded music retailers are also named as defendants in some of these actions. Plaintiffs in each of these actions allege that the defendants violated the federal and/or state antitrust laws and unfair competition laws by conspiring to fix the wholesale and/or retail prices of compact discs. Plaintiffs in each of these actions further allege that the purported conspiracy was related in some fashion to the minimum advertised price ("MAP") policies adopted by each of the record distributor defendants, including Universal Music & Video Distribution Corp. and PolyGram Group Distribution, Inc. Plaintiffs in these cases seek treble damages and/or restitution as well as attorney's fees and costs. With respect to the federal cases, there is currently pending before the Judicial Panel for Multi-District Litigation a motion to consolidate and transfer. The Judicial Panel heard the motion on September 22, 2000 and subsequently ruled that the federal cases should be consolidated in Portland, Maine. With respect to the eighteen state cases pending in California, on September 11, 2000, the Court ordered that these cases be coordinated for pretrial proceedings. With respect to the five state cases pending in Florida, on August 31, 2000, the Circuit Court of the 11th Judicial Circuit dismissed them with leave to amend for failure to state a claim upon which relief may be granted.

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

     Plaintiffs have filed a motion asking that the court certify the proposed class. Universal and the other defendants have opposed the motion, arguing that the case is not amenable to class treatment. All briefing regarding class certification has been filed.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares are listed on the New York, Toronto and London Stock Exchanges. The following sets forth the high and low closing prices for the fiscal periods indicated:

                                                  FISCAL YEARS ENDED JUNE 30,
                          ---------------------------------------------------------------------------
                                   2000                      1999                      1998
                          -----------------------   -----------------------   -----------------------
                             HIGH         LOW          HIGH         LOW          HIGH         LOW
                          ----------   ----------   ----------   ----------   ----------   ----------
New York Stock Exchange
  First Quarter.........  U.S.$57.19   U.S.$43.00   U.S.$41.94   U.S.$28.69   U.S.$41.13   U.S.$33.94
  Second Quarter........       49.94        36.63        38.38        25.13        37.63        30.25
  Third Quarter.........       65.19        43.06        51.25        37.81        39.75        31.44
  Fourth Quarter........       63.13        43.69        65.00        48.81        46.69        36.81
Toronto Stock Exchange
  First Quarter.........  C$   85.40   C$   63.35   C$   62.25   C$   43.80   C$   56.70   C$   46.45
  Second Quarter........       73.40        54.50        59.50        38.65        52.30        43.25
  Third Quarter.........       94.95        63.05        77.35        58.00        56.50        44.70
  Fourth Quarter........       92.60        65.90        98.00        72.00        67.50        52.65

     The Company had 5,959 registered shareholders at October 23, 2000. In the fiscal years ended June 30, 2000, 1999 and 1998, the Company paid dividends of $0.165 per share per quarter.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                                       FISCAL
                                                                                                       TRANSITION       YEAR
                                                                   FISCAL YEARS ENDED JUNE 30,        PERIOD ENDED      ENDED
                                                              -------------------------------------     JUNE 30,     JANUARY 31,
                                                               2000      1999      1998      1997         1996          1996
                                                              -------   -------   -------   -------   ------------   -----------
                                                                      U.S. DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
INCOME STATEMENT
Revenues....................................................  $15,686   $12,312   $ 9,474   $10,354     $ 4,112        $ 7,787
Operating income (loss).....................................  $   753   $  (250)  $   553   $   719     $    93        $   435
Interest, net and other expense.............................  $   661   $   457   $   228   $   147     $    99        $   195
Gain on sale of businesses..................................  $    98   $    --   $    --   $    --     $    --        $    --
Gain on USA transactions....................................  $    --   $   128   $   360   $    --     $    --        $    --
Gain on sale of Time Warner shares..........................  $    --   $    --   $   926   $   154     $    --        $    --
Income (loss) from continuing operations before cumulative
  effect of accounting change...............................  $   124   $  (383)  $   880   $   445     $    67        $   144
Income (loss) from discontinued Tropicana operations, after
  tax.......................................................       --        (3)       66        57          18             30
Gain on sale of discontinued Tropicana operations, after
  tax.......................................................       --     1,072        --        --          --             --
Discontinued DuPont activities,
  after tax.................................................       --        --        --        --          --          3,232
                                                              -------   -------   -------   -------     -------        -------
Income before cumulative effect of accounting change........      124       686       946       502          85          3,406
Cumulative effect of accounting change, after tax...........      (84)       --        --        --          --             --
                                                              -------   -------   -------   -------     -------        -------
  Net income................................................  $    40   $   686   $   946   $   502     $    85        $ 3,406
                                                              =======   =======   =======   =======     =======        =======
FINANCIAL POSITION
Current assets..............................................  $ 7,799   $ 8,881   $ 6,971   $ 6,131     $ 6,307        $ 6,194
Common stock of DuPont......................................      719     1,123     1,228     1,034         651            631
Common stock of USAi........................................      529       501       306        --          --             --
Common stock of Time Warner.................................       --        --        --     1,291       2,228          2,356
Other noncurrent assets.....................................   23,761    24,506    11,940    10,257      10,328         10,230
Net assets of discontinued Tropicana operations.............       --        --     1,734     1,734       1,693          1,549
                                                              -------   -------   -------   -------     -------        -------
        Total assets........................................  $32,808   $35,011   $22,179   $20,447     $21,207        $20,960
                                                              =======   =======   =======   =======     =======        =======
Current liabilities.........................................  $ 6,722   $ 8,146   $ 4,709   $ 3,087     $ 4,383        $ 3,557
Long-term debt..............................................  $ 7,378   $ 7,468   $ 2,225   $ 2,478     $ 2,562        $ 2,889
Total liabilities before minority interest..................  $18,697   $20,245   $10,948   $ 9,174     $10,163        $ 9,788
Minority interest...........................................    1,882     1,878     1,915     1,851       1,839          1,844
Shareholders' equity........................................   12,229    12,888     9,316     9,422       9,205          9,328
                                                              -------   -------   -------   -------     -------        -------
        Total liabilities & shareholders' equity............  $32,808   $35,011   $22,179   $20,447     $21,207        $20,960
                                                              =======   =======   =======   =======     =======        =======
CASH FLOW DATA
Cash flow provided by (used for) operating activities.......  $   798   $   935   $  (241)  $   664     $   315        $   222
Capital expenditures........................................  $  (607)  $  (531)  $  (410)  $  (393)    $  (245)       $  (349)
Other investing activities, net.............................  $   327   $(5,605)  $ 1,109   $ 2,101     $  (346)       $ 2,260
Dividends paid..............................................  $  (287)  $  (247)  $  (231)  $  (239)    $  (112)       $  (224)
PER SHARE DATA
EARNINGS (LOSS) PER SHARE -- BASIC
Continuing operations.......................................  $  0.28   $ (1.01)  $  2.51   $  1.20     $  0.18        $  0.38
Discontinued Tropicana operations,
  after tax.................................................       --     (0.01)     0.19      0.16        0.05           0.08
Gain on sale of discontinued Tropicana operations, after
  tax.......................................................       --      2.83        --        --          --             --
Discontinued DuPont activities, after tax...................       --        --        --        --          --           8.67
                                                              -------   -------   -------   -------     -------        -------
Income before cumulative effect of accounting change........     0.28      1.81      2.70      1.36        0.23           9.13
Cumulative effect of accounting change, after tax...........    (0.19)       --        --        --          --             --
                                                              -------   -------   -------   -------     -------        -------
  Net income................................................  $  0.09   $  1.81   $  2.70   $  1.36     $  0.23        $  9.13
                                                              =======   =======   =======   =======     =======        =======
EARNINGS (LOSS) PER SHARE -- DILUTED
Continuing operations.......................................  $  0.28   $ (1.01)  $  2.49   $  1.20     $  0.18        $  0.38
Discontinued Tropicana operations, after tax................       --     (0.01)     0.19      0.15        0.05           0.08
Gain on sale of discontinued Tropicana operations, after
  tax.......................................................       --      2.83        --        --          --             --
Discontinued DuPont activities, after tax...................       --        --        --        --          --           8.54
                                                              -------   -------   -------   -------     -------        -------
Income before cumulative effect of accounting change........     0.28      1.81      2.68      1.35        0.23           9.00
Cumulative effect of accounting change, after tax...........    (0.19)       --        --        --          --             --
                                                              -------   -------   -------   -------     -------        -------
  Net income................................................  $  0.09   $  1.81   $  2.68   $  1.35     $  0.23        $  9.00
                                                              =======   =======   =======   =======     =======        =======
Dividends paid..............................................  $  0.66   $  0.66   $  0.66   $ 0.645     $  0.30        $  0.60
Shareholders' equity........................................  $ 27.97   $ 29.80   $ 26.84   $ 25.79     $ 24.67        $ 24.91
End of year share price
  New York Stock Exchange (U.S.$)...........................  $ 58.00   $ 50.38   $ 40.94   $ 40.25     $ 33.63        $ 36.38
  Toronto Stock Exchange (C$)...............................  $ 87.00   $ 73.35   $ 59.95   $ 55.50     $ 45.75        $ 49.75
Average shares outstanding (thousands)......................  434,544   378,193   349,874   369,682     373,858        373,117
Shares outstanding at year end (thousands)..................  437,227   432,555   347,132   365,281     373,059        374,462

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

VIVENDI UNIVERSAL

     On June 20, 2000, Seagram, Vivendi and Canal+ announced that they had entered into a merger agreement and related agreements providing for the combination of the three companies into Vivendi Universal. The agreements provide for the completion of a series of transactions, under which our shareholders will receive a number of Vivendi Universal American Depositary Shares (ADSs) based on an exchange ratio. Each Vivendi Universal ADS will represent one Vivendi Universal ordinary share. Our Canadian resident shareholders may elect to receive exchangeable shares of a Canadian subsidiary of Vivendi Universal that are substantially the economic equivalent of the Vivendi Universal ADSs. The exchange ratio is equal to U.S.$77.35 divided by the U.S. dollar equivalent of the average of the closing prices on the Paris Bourse of Vivendi's ordinary shares during a measuring period prior to the closing of the transactions. However, the exchange ratio will equal 0.8000 if that average is equal to or less than U.S.$96.6875 and 0.6221 if that average is equal to or exceeds U.S.$124.3369. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval. There is no assurance that such conditions will be satisfied.

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

     USA TRANSACTIONS -- On October 21, 1997, Universal acquired the remaining 50 percent interest in the USA Networks partnership from Viacom Inc. for $1.7 billion in cash. On February 12, 1998, Universal sold its acquired 50 percent interest in USA Networks to USA Networks, Inc. (USAi) and contributed its original 50 percent interest in USA Networks, the majority of its television assets and 50 percent of the international operations of USA Networks to USANi LLC. As a result of this transaction, Universal received $1,332 million in cash, a 10.7 percent interest in USAi and a 45.8 percent exchangeable interest in USANi LLC. Universal recognized a gross gain of $583 million, before taking into consideration the effect of the transactions, which impaired certain remaining television assets and transformed various related contractual obligations into adverse purchase commitments. The impairment losses and adverse purchase commitments arising from the transactions aggregated $223 million and were reflected in the net gain of $360 million ($222 million after tax). In fiscal 1999, we recognized a $128 million pre-tax gain from the USA transactions reflecting the reversal of accrued costs due to the favorable settlement of certain contractual obligations and adverse purchase commitments.

                             RESULTS OF OPERATIONS

EARNINGS SUMMARY

                                                                                                PRO FORMA
                                                                      ACTUAL               TWELVE MONTHS ENDED
                                                           TWELVE MONTHS ENDED JUNE 30,         JUNE 30,
                                                          ------------------------------   -------------------
                                                            2000       1999       1998       1999       1998
                                                          --------   --------   --------   --------   --------
                                                           U.S. DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
REVENUES................................................  $15,686    $12,312    $ 9,474    $15,344    $14,587
                                                          =======    =======    =======    =======    =======
OPERATING INCOME (LOSS).................................  $   753    $  (250)   $   553    $   281    $   274
Interest, net and other expense.........................      661        457        228        682        598
Gain on sale of businesses..............................       98         --         --         --         --
Gain on USA transactions................................       --        128        360        128        360
Gain on sale of Time Warner shares......................       --         --        926         --        926
Provision (benefit) for income taxes....................      158        (33)       638         61        493
Minority interest.......................................       17        (26)        48          4         16
Equity earnings (losses) from unconsolidated
  companies.............................................      109        137        (45)       130         (6)
                                                          -------    -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS................      124       (383)       880       (208)       447
Income (loss) from discontinued Tropicana operations,
  after tax.............................................       --         (3)        66         --         --
Gain on sale of discontinued Tropicana operations, after
  tax...................................................       --      1,072         --         --         --
Cumulative effect of change in accounting principle,
  after tax.............................................      (84)        --         --         --         --
                                                          -------    -------    -------    -------    -------
NET INCOME (LOSS).......................................  $    40    $   686    $   946    $  (208)   $   447
                                                          =======    =======    =======    =======    =======
EARNINGS PER SHARE -- BASIC
  Income (loss) from continuing operations..............  $  0.28    $ (1.01)   $  2.51    $ (0.52)   $  1.12
  Income (loss) from discontinued operations, after
     tax................................................       --      (0.01)      0.19         --         --
  Gain on sale of discontinued operations, after tax....       --       2.83         --         --         --
  Cumulative effect of accounting change, after tax.....    (0.19)        --         --         --         --
                                                          -------    -------    -------    -------    -------
  NET INCOME (LOSS).....................................  $  0.09    $  1.81    $  2.70    $ (0.52)   $  1.12
                                                          =======    =======    =======    =======    =======
EARNINGS PER SHARE -- DILUTED
  Income (loss) from continuing operations..............  $  0.28    $ (1.01)   $  2.49    $ (0.52)   $  1.11
  Income (loss) from discontinued operations, after
     tax................................................       --      (0.01)      0.19         --         --
  Gain on sale of discontinued operations, after tax....       --       2.83         --         --         --
  Cumulative effect of accounting change, after tax.....    (0.19)        --         --         --         --
                                                          -------    -------    -------    -------    -------
  NET INCOME (LOSS).....................................  $  0.09    $  1.81    $  2.68    $ (0.52)   $  1.11
                                                          =======    =======    =======    =======    =======
Net cash provided by (used for) operating activities....  $   798    $   935    $  (241)
Net cash (used for) provided by investing activities....  $  (280)   $(6,136)   $   699
Net cash (used for) provided by financing activities....  $  (821)   $ 5,563    $   159
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
  Consolidated companies................................  $15,686    $12,312    $ 9,474    $15,344    $14,587
  Unconsolidated companies..............................    2,644      2,202      1,722      2,202      2,081
                                                          -------    -------    -------    -------    -------
                                                          $18,330    $14,514    $11,196    $17,546    $16,668
                                                          =======    =======    =======    =======    =======
EBITDA
  Consolidated companies................................  $ 1,872    $ 1,028    $ 1,142    $ 1,478    $ 1,555
  Charge for Asia.......................................       --         --        (60)        --        (60)
                                                          -------    -------    -------    -------    -------
                                                            1,872      1,028      1,082      1,478      1,495
  Unconsolidated companies..............................      504        449        220        449        326
                                                          -------    -------    -------    -------    -------
                                                            2,376      1,477      1,302      1,927      1,821
  Adjustment for unconsolidated companies...............     (504)      (449)      (220)      (449)      (326)
  Depreciation and amortization.........................   (1,067)      (773)      (416)    (1,097)    (1,108)
  Corporate expenses....................................     (111)      (100)      (113)      (100)      (113)
  Restructuring (charge) credit.........................       59       (405)        --         --         --
                                                          -------    -------    -------    -------    -------
OPERATING INCOME (LOSS).................................  $   753    $  (250)   $   553    $   281    $   274
                                                          =======    =======    =======    =======    =======

2000 VERSUS 1999

  Actual

     In addition to the significant transactions discussed above, several other items also affect the comparability of our annual results. In fiscal 1999, these items included a $405 million pre-tax restructuring charge associated with the integration of PolyGram into our existing music and film operations (discussed in Note 3 to the consolidated financial statements), and a $128 million pre-tax gain from the USA transactions reflecting the reversal of accrued costs due to the favorable settlement of certain contractual obligations and adverse purchase commitments. In the current fiscal year, these items include the reversal of $59 million of the restructuring accruals due to the favorable settlement of certain contractual and employee severance obligations, the sale of our concert operations for a pre-tax gain of $98 million, the sale of our Champagne operations for $310 million in cash, an amount which approximated the book value of those operations, and an $84 million non-cash after-tax cumulative effect of a change in accounting principle related to start-up activities. In addition to these one-time items, our results are impacted on an ongoing basis by foreign exchange rate fluctuations, particularly in our music and spirits and wine businesses where a significant portion of sales are transacted in local currencies. In fiscal 1999, the impact of foreign currency exchange was not significant, however, our fiscal 2000 results were negatively impacted by foreign exchange rate fluctuations as illustrated in the discussion of operating results, presented below.

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

                            BUSINESS SEGMENT RESULTS

MUSIC

                                                                                    PRO FORMA
                                                           ACTUAL                 TWELVE MONTHS
                                                TWELVE MONTHS ENDED JUNE 30,      ENDED JUNE 30,
                                                -----------------------------    ----------------
                                                 2000       1999       1998       1999      1998
                                                -------    -------    -------    ------    ------
                                                            U.S. DOLLARS IN MILLIONS
REVENUES......................................  $6,236     $3,751     $1,461     $6,336    $6,108
                                                ======     ======     ======     ======    ======
Operating income (loss) before restructuring
  (charge) credit.............................  $  288     $ (126)    $  (44)    $   75    $ (124)
Restructuring (charge) credit.................      40       (313)        --         --        --
                                                ------     ------     ------     ------    ------
OPERATING INCOME (LOSS).......................  $  328     $ (439)    $  (44)    $   75    $ (124)
                                                ======     ======     ======     ======    ======
Equity earnings (losses) from unconsolidated
  companies...................................  $  (16)    $    4     $    4     $   (3)   $   (7)
                                                ======     ======     ======     ======    ======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
  Consolidated companies......................  $6,236     $3,751     $1,461     $6,336    $6,108
  Unconsolidated companies....................      89         61         68         61        68
                                                ------     ------     ------     ------    ------
                                                $6,325     $3,812     $1,529     $6,397    $6,176
                                                ======     ======     ======     ======    ======
EBITDA
  Consolidated companies......................  $1,018     $  347     $   84     $  861    $  708
  Unconsolidated companies....................     (12)         5          6          5         6
                                                ------     ------     ------     ------    ------
                                                 1,006        352         90        866       714
  Adjustment for unconsolidated companies.....      12         (5)        (6)        (5)       (6)
  Depreciation and amortization...............    (730)      (473)      (128)      (786)     (832)
  Restructuring (charge) credit...............      40       (313)        --         --        --
                                                ------     ------     ------     ------    ------
OPERATING INCOME (LOSS).......................  $  328     $ (439)    $  (44)    $   75    $ (124)
                                                ======     ======     ======     ======    ======

2000 VERSUS 1999

  Consolidated Operations

     Actual -- Revenues increased 66 percent, EBITDA more than doubled and operating income (excluding restructuring activities) of $288 million was earned in the current year, compared to a loss of $126 million incurred in the prior year. These significant increases primarily reflect the acquisition and successful integration of PolyGram, partially offset by investments in our electronic business initiatives. In fiscal 2000, over 64 percent of product sales were from new releases. Major album sales included those by Shania Twain, Eminem, Dr Dre, Limp Bizkit, Sisqo, Sting, Enrique Iglesias, Blink 182, DMX, Andrea Bocelli, Bon Jovi, Boyzone and the soundtrack from the Universal feature film Notting Hill, among others. We continue to hold strong chart positions in all music genres and major markets, including the United States, United Kingdom, France, Germany and Brazil. Internationally, we continue to maintain a strong local repertoire presence. In fiscal 2000, revenues generated in North America accounted for 43 percent of the total music revenues of $6,236 million. The European market accounted for 41 percent, Asia Pacific contributed 12 percent and Latin America accounted for the remaining four percent.

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

     Pro Forma -- Revenues declined two percent in fiscal 2000 primarily due to the impact of unfavorable foreign exchange, label consolidation and our effort to continually refine our artist roster, partially offset by strong chart positions. In fiscal 2000, 65 albums reached worldwide sales in excess of one million units and 5 albums sold over five million units compared with 2 in 1999. North American revenues increased 10 percent, reflecting higher volume and average prices. International revenues declined two percent (but increased two percent on a constant U.S. dollar basis) due to the soft music market in several territories including Latin America, Japan and France. Operating income, excluding restructuring activities, more than tripled and EBITDA increased 18 percent (24 percent on a constant U.S. dollar basis) to over $1 billion. The improvements in operating income and EBITDA reflect higher volumes in North America, strong performances in the United Kingdom and Germany, lower European marketing spend and worldwide cost savings achieved from the integration of PolyGram, partially offset by investments in our electronic business initiatives.

  Unconsolidated Operations

     The equity in earnings from unconsolidated companies was a loss of $16 million in fiscal 2000 as income of $3 million from concert operations sold in the first quarter was more than offset by losses from electronic business initiatives.

1999 VERSUS 1998

  Consolidated Operations

     Actual -- In fiscal 1999, revenues more than doubled. This increase reflected the acquisition of PolyGram with its strong presence in local repertoire and our strength in the U.S. market. An operating loss of $126 million (excluding restructuring activities) was incurred compared to a loss of $44 million in fiscal 1998. EBITDA, at $347 million, more than quadrupled in 1999. The significant increase in EBITDA reflected the PolyGram acquisition. The decline in operating income was principally driven by higher goodwill amortization. In fiscal 1999, revenues generated in North America accounted for 45 percent of the total music revenues of $3,751 million. The European market accounted for 40 percent, Asia Pacific and Japan contributed 11 percent and Latin America accounted for the remaining four percent.

     Pro Forma -- Revenues increased four percent to $6.3 billion, driven by solid performances from U2, Shania Twain, Jay-Z, Andrea Bocelli, Bee Gees and Sheryl Crow, among others, along with increases in higher priced units. In total, 69 albums reached worldwide sales in excess of one million units compared with 52 in 1998. Operating income was $75 million for 1999, compared to a loss of $124 million in 1998. EBITDA increased 22 percent in 1999 compared to 1998. These improvements were due to a strong release schedule worldwide and the elimination of duplicate costs achieved from the integration of PolyGram.

  Unconsolidated Operations

     The equity in earnings from unconsolidated companies, consisting primarily of concert operations, was $4 million in 1999, unchanged from 1998.

FILMED ENTERTAINMENT

                                                                                    PRO FORMA
                                                           ACTUAL                 TWELVE MONTHS
                                                TWELVE MONTHS ENDED JUNE 30,      ENDED JUNE 30,
                                                -----------------------------    ----------------
                                                 2000       1999       1998       1999      1998
                                                -------    -------    -------    ------    ------
                                                            U.S. DOLLARS IN MILLIONS
REVENUES......................................  $3,480     $2,931     $2,793     $3,378    $3,259
                                                ======     ======     ======     ======    ======
Operating income (loss) before restructuring
  (charge) credit.............................  $ (158)    $ (206)    $  229     $ (281)   $   30
Restructuring (charge) credit.................      19        (92)        --         --        --
                                                ------     ------     ------     ------    ------
OPERATING INCOME (LOSS).......................  $ (139)    $ (298)    $  229     $ (281)   $   30
                                                ======     ======     ======     ======    ======
Equity earnings (losses) from unconsolidated
  companies...................................  $  197     $  148     $  (28)    $  148    $   22
                                                ======     ======     ======     ======    ======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
  Consolidated companies......................  $3,480     $2,931     $2,793     $3,378    $3,259
  Unconsolidated companies....................   1,908      1,689      1,133      1,689     1,492
                                                ------     ------     ------     ------    ------
                                                $5,388     $4,620     $3,926     $5,067    $4,751
                                                ======     ======     ======     ======    ======
EBITDA
  Consolidated companies......................  $  (61)    $ (136)    $  316     $ (200)   $  105
  Unconsolidated companies....................     414        343        147        343       253
                                                ------     ------     ------     ------    ------
                                                   353        207        463        143       358
  Adjustment for unconsolidated companies.....    (414)      (343)      (147)      (343)     (253)
  Depreciation and amortization...............     (97)       (70)       (87)       (81)      (75)
  Restructuring (charge) credit...............      19        (92)        --         --        --
                                                ------     ------     ------     ------    ------
OPERATING INCOME (LOSS).......................  $ (139)    $ (298)    $  229     $ (281)   $   30
                                                ======     ======     ======     ======    ======

2000 VERSUS 1999

  Consolidated Operations

     Actual -- The performance of our filmed entertainment business improved year-on-year. Revenues increased 19 percent, EBITDA improved $75 million and the operating loss (excluding restructuring activities) of $158 million was a $48 million improvement over the prior year. These results primarily reflect the solid performance of the motion picture business versus a disappointing prior year. The theatrical success of The Mummy, Notting Hill, American Pie, The Bone Collector, The Green Mile, Erin Brockovich, U-571, Gladiator and Best Man, combined with strong DVD and video sales of The Mummy, Notting Hill and American Pie resulted in improved earnings. Additionally, the development of programs designed to manage production, marketing, participation and overhead and development costs also contributed to filmed entertainment results. Included in EBITDA and operating income are the costs of our continued investment in the international network business, where the creation of new digital delivery technologies in many markets have created significant growth opportunities. International television networks not only provide a dual revenue stream from advertising and subscription but also provide a captive outlet for our extensive film and television libraries. Over the last fiscal year, excluding the impact of new channel launches, total subscribers for owned and operated networks have grown approximately 20 percent.

     Pro Forma -- 1999 pro forma filmed entertainment included the results of PolyGram Filmed Entertainment (PFE). Revenues increased three percent while operating income, excluding restructuring activities, and EBITDA improved by $123 million and $139 million, respectively. The current year results compare favorably to the prior year, which included a $64 million loss largely due to the start-up of PFE domestic film distribution operations.

  Unconsolidated Operations

     Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. Year-on-year results primarily reflect improved operating results at USANi LLC.

1999 VERSUS 1998

  Consolidated Operations

     Actual -- Filmed entertainment revenues increased five percent in fiscal 1999. Operating income, excluding restructuring activities, decreased from income of $229 million in 1998 to a loss of $206 million in 1999. The 1998 results included operating income of $76 million for USA Networks from October 21, 1997 until February 12, 1998. In 1999 the contribution of USANi LLC was included in equity earnings from unconsolidated companies rather than consolidated operations. The results of the motion picture business declined because of the disappointing box office performance of fiscal 1999 releases such as Babe: Pig in the City, Meet Joe Black, Virus and edTV. Also, comparisons with 1998 results were difficult since those results benefited from the positive carryover of the successful releases of The Lost World: Jurassic Park and Liar, Liar. International television and library results declined year-on-year due to the loss of profit on products transferred in the USA transactions and lower profitability on television library sales. EBITDA declined from $316 million in 1998 to a loss of $136 million in 1999. The 1998 results included $97 million of EBITDA related to USA Networks, which was consolidated from October 21, 1997 until February 12, 1998. There was no contribution from USA Networks in consolidated EBITDA in 1999.

     Pro Forma -- Pro forma filmed entertainment included the results of PolyGram Filmed Entertainment and the 1998 results reflected the USA transactions as though they had both occurred at the beginning of our 1998 fiscal year. On a pro forma basis, revenues increased four percent in fiscal 1999 to $3.4 billion. EBITDA was a loss of $200 million in 1999 compared to income of $105 million in 1998. Operating income decreased from income of $30 million in 1998 to a loss of $281 million in 1999. The results declined primarily due to the weak performance of current year releases discussed above.

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

RECREATION AND OTHER

                                                                          ACTUAL
                                                               TWELVE MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000        1999       1998
                                                              --------    --------    ------
                                                                 U.S. DOLLARS IN MILLIONS
REVENUES....................................................   $  862      $  818      $695
                                                               ======      ======      ====
OPERATING INCOME............................................   $   83      $   45      $ 24
                                                               ======      ======      ====
Equity losses from unconsolidated companies.................   $  (76)     $  (17)     $(22)
                                                               ======      ======      ====
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
  Consolidated companies....................................   $  862      $  818      $695
  Unconsolidated companies..................................      468         290       289
                                                               ------      ------      ----
                                                               $1,330      $1,108      $984
                                                               ======      ======      ====
EBITDA
  Consolidated companies....................................   $  188      $  133      $ 99
  Unconsolidated companies..................................       92          92        60
                                                               ------      ------      ----
                                                                  280         225       159
  Adjustment for unconsolidated companies...................      (92)        (92)      (60)
  Depreciation and amortization.............................     (105)        (88)      (75)
                                                               ------      ------      ----
OPERATING INCOME............................................   $   83      $   45      $ 24
                                                               ======      ======      ====

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

SPIRITS AND WINE

                                                                         ACTUAL
                                                              TWELVE MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                U.S. DOLLARS IN MILLIONS
REVENUES....................................................  $5,108     $4,812     $4,525
                                                              ======     ======     ======
Operating income before charge for Asia.....................  $  602     $  552     $  524
  Charge for Asia...........................................      --         --        (60)
                                                              ------     ------     ------
OPERATING INCOME............................................  $  602     $  552     $  464
                                                              ======     ======     ======
Equity earnings from unconsolidated companies...............  $    4     $    2     $    1
                                                              ======     ======     ======
SUPPLEMENTAL FINANCIAL DATA:
REVENUES
  Consolidated companies....................................  $5,108     $4,812     $4,525
  Unconsolidated companies..................................     179        162        232
                                                              ------     ------     ------
                                                              $5,287     $4,974     $4,757
                                                              ======     ======     ======
EBITDA
  Consolidated companies....................................  $  727     $  684     $  643
  Charge for Asia...........................................      --         --        (60)
                                                              ------     ------     ------
                                                                 727        684        583
  Unconsolidated companies..................................      10          9          7
                                                              ------     ------     ------
                                                                 737        693        590
  Adjustment for unconsolidated companies...................     (10)        (9)        (7)
  Depreciation and amortization.............................    (125)      (132)      (119)
                                                              ------     ------     ------
OPERATING INCOME............................................  $  602     $  552     $  464
                                                              ======     ======     ======

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

     See Index to Financial Statements on page 58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains the principal occupation and certain other information about Seagram's board of directors, based on information obtained from each director. All directors have been engaged in the occupation or employment described immediately next to their names for more than five years, except where indicated.

                                                                                                DIRECTOR
NAME                                   AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION       SINCE
----                                   ---      ------------------------------------------      --------
Edgar M. Bronfman....................  71    Chairman of the Board of Seagram.................    1955
The Honourable Charles R. Bronfman,
  P.C., C.C. ........................  69    Co-Chairman of the Board and Chairman of the
                                             Executive Committee of Seagram. Mr. Bronfman is
                                             also Chairman of Koor Industries Ltd. ...........    1958
Edgar Bronfman, Jr. .................  45    President and Chief Executive Officer of Seagram.
                                             Mr. Bronfman is also a director of USA Networks,
                                             Inc. ............................................    1988
Samuel Bronfman II...................  47    President of Chateau & Estate Wines Company (a
                                             division of JES) and, since July 1998, Chairman
                                             of The Seagram Beverage Company (a division of
                                             JES).............................................    1991
Stephen R. Bronfman..................  36    Chairman of Claridge SRB Investments Inc. (a
                                             private holding company) since 1998. From July
                                             1995 to March 1999, he was the Deputy Chairman of
                                             Netstar Communications Inc. Previously, he was an
                                             executive with Claridge Properties Ltd...........    1999
Matthew W. Barrett, O.C..............  56    Group Chief Executive of Barclays PLC (a
                                             financial institution) since October 1, 1999.
                                             From February to July 1999, he was Chairman of
                                             the Board of Bank of Montreal prior to which he
                                             was also Chief Executive Officer. Mr. Barrett is
                                             also a director of Barclays Bank PLC and Molson
                                             Inc..............................................    1995
Laurent Beaudoin, C.C................  62    Chairman of the Board and Chairman of the
                                             Executive Committee of Bombardier Inc. (a
                                             transportation, aerospace and motorized products
                                             company) since February 1, 1999. Previously, he
                                             was also Chief Executive Officer of Bombardier
                                             Inc. ............................................    1997
Cornelis Boonstra....................  62    Chairman of the Board of Management and President
                                             of Koninklijke Philips Electronics N.V.
                                             ("Philips") (an electronics company) since
                                             October 1996. From June 1, 1994, he was Executive
                                             Vice President of Philips and, from July 1, 1994
                                             until April 1, 1995, he was also President and
                                             Chief Executive Officer of Philips Lighting
                                             Holding B.V. Mr. Boonstra is also a director of
                                             Hunter Douglas International, N.V., Koninklijke
                                             Ahdd N.V., Sara Lee/DE N.V. and NBM-Amstelland
                                             N.V. ............................................    1998

                                                                                                DIRECTOR
NAME                                   AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION       SINCE
----                                   ---      ------------------------------------------      --------
Richard H. Brown.....................  53    Chairman of the Board and Chief Executive Officer
                                             of Electronic Data Systems Corporation (an
                                             information technology company) since January 1,
                                             1999. From July 1996 to December 1998 he was
                                             Chief Executive of Cable and Wireless plc. From
                                             May 1995 to July 1996 he served as President and
                                             Chief Executive Officer of H & R Block, Inc. and
                                             from January 1993 to April 1994 he was Vice
                                             Chairman of Ameritech Corporation. Mr. Brown is
                                             also a director of Home Depot Inc. ..............    1997
Andre Desmarais......................  43    President and Co-Chief Executive Officer of Power
                                             Corporation of Canada (a holding and management
                                             company) and Deputy Chairman of Power Financial
                                             Corporation since May 1996. From May 1994 to May
                                             1996 he was Chairman of Power Pacific Corporation
                                             Limited. Previously, he was President and Chief
                                             Operating Officer of Power Corporation of Canada.
                                             Mr. Desmarais is also a director of Audiofina
                                             S.A., Bombardier Inc., CLT-UFA, Citic Pacific
                                             Limited, Groupe Bruxelles-Lambert S.A.,
                                             Great-West Lifeco Inc., The Great-West Life
                                             Assurance Company, Investors Group Inc., London
                                             Insurance Group Inc. and Pargesa Holding S.A. ...    1997
Barry Diller.........................  58    Chairman and Chief Executive Officer of USA
                                             Networks, Inc. (a diversified media and
                                             electronic commerce company) or its predecessors
                                             since August 1995. Mr. Diller is also a director
                                             of Ticketmaster Online-CitySearch, Inc. and The
                                             Washington Post Company..........................    1998
Michele J. Hooper....................  49    Corporate Director since July 2000. Previously
                                             she was President and Chief Executive Officer of
                                             Voyager Expanded Learning (an educational
                                             development company) from August 1999 to July
                                             2000. From July 1998 to November 1998 she was
                                             President and Chief Executive Officer of
                                             Stadtlander Drug Co., Inc. From November 1992 to
                                             June 1998 she served as Corporate Vice President
                                             of Caremark International Inc. She also served as
                                             President of the International Business Group of
                                             Caremark International Inc. from November 1992 to
                                             June 1998. Ms. Hooper is also a director of PPG
                                             Industries and Target Corporation................    1996
David L. Johnston, C.C. .............  59    President of University of Waterloo (an
                                             educational institution) since July 1999. From
                                             July 1994 to June 1999 he was Professor of Law at
                                             McGill University. Previously, he was also
                                             Principal and Vice-Chancellor. Mr. Johnston is
                                             also a director of CT Financial Services Inc.,
                                             Emco Limited, The CGI Group Inc and Lifestyle
                                             Furnishings International Ltd. ..................    1987

                                                                                                DIRECTOR
NAME                                   AGE      PRINCIPAL OCCUPATION AND OTHER INFORMATION       SINCE
----                                   ---      ------------------------------------------      --------
Marie-Josee Kravis, O.C. ............  51    Senior Fellow of Hudson Institute Inc. (a
                                             non-profit economics research institute) since
                                             March 1994. Previously, she was Executive
                                             Director of The Hudson Institute of Canada Inc.
                                             Mrs. Kravis is also a director of Canadian
                                             Imperial Bank of Commerce, Compagnie UniMedia
                                             Inc., Hasbro, Inc., Hollinger International Inc.,
                                             Ford Motor Company and StarMedia Network,
                                             Inc. ............................................    1985
Samuel Minzberg......................  51    President and Chief Executive Officer of Claridge
                                             Inc. (a management company) since January 1,
                                             1998. Previously, he was a partner and Chairman
                                             of the Montreal office of Goodman Phillips &
                                             Vineberg (attorneys). Mr. Minzberg is also a
                                             director of Koor Industries Ltd., Reitmans
                                             (Canada) Limited and USA Networks, Inc. and is of
                                             counsel to the Montreal office of Goodman
                                             Phillips & Vineberg..............................    1998
John S. Weinberg.....................  43    Managing Director of Goldman, Sachs & Co.
                                             (investment bankers) since December 1996.
                                             Previously, he was a general partner of Goldman,
                                             Sachs & Co. .....................................    1995

     Set forth below is certain information with respect to our executive officers.

                                                             TITLE AND OTHER                  OFFICE HELD
NAME                                   AGE                     INFORMATION                       SINCE
----                                   ---                   ---------------                  -----------
Edgar M. Bronfman....................  71    Chairman of the Board and Director.............     1975
Charles R. Bronfman..................  69    Co-Chairman of the Board, Chairman of the
                                             Executive Committee and Director...............     1986
Edgar Bronfman, Jr. .................  45    President, Chief Executive Officer and
                                             Director.......................................     1994
John D. Borgia.......................  52    Executive Vice President, Human Resources since
                                             May 1995. Previously, he was Senior Vice
                                             President, Human Resources in Administration,
                                             Bristol-Myers Squibb Pharmaceutical Group......     1993
Tod R. Hullin........................  57    Executive Vice President, Corporate
                                             Communications and Public Policy since June
                                             2000. From November 1998 to May 2000, he was
                                             Senior Vice President, Corporate Communications
                                             and Public Affairs. Previously, he was Senior
                                             Vice President, Communications and Public
                                             Affairs, Time Warner, Inc......................     2000
Brian C. Mulligan....................  41    Executive Vice President and Chief Financial
                                             Officer since January 2000. From July 1, 1999
                                             to December 1999 he was Chairman of the
                                             Universal Motion Picture Group. From November
                                             1, 1998 to June 1999 he was Executive Vice
                                             President Operations and Finance of Universal
                                             Studios, Inc. From January 1997 to October 1998
                                             he was Senior Vice President Corporate Business
                                             Development and Strategic Planning of Universal
                                             Studios, Inc. Previously he was Vice President
                                             Corporate Development of Universal Studios,
                                             Inc............................................     2000

                                                             TITLE AND OTHER                  OFFICE HELD
NAME                                   AGE                     INFORMATION                       SINCE
----                                   ---                   ---------------                  -----------
Daniel R. Paladino...................  57    Executive Vice President, Legal and
                                             Environmental Affairs since October 1996.
                                             Previously, he was Vice President, Legal and
                                             Environmental Affairs..........................     1996
Kevin Conway.........................  52    Senior Vice President, Tax since January 2000.
                                             Previously he was Vice President, Taxes and
                                             Chief Tax Officer of United Technologies
                                             Corporation....................................     2000
Frank Mergenthaler...................  39    Senior Vice President of Finance and Chief
                                             Accounting Officer since September 1, 2000.
                                             From April 2000 to August 2000, he was Vice
                                             President, Controller and Chief Accounting
                                             Officer. From July 1997 to March 2000 he was
                                             Vice President, Controller for Joseph E.
                                             Seagram & Sons, Inc. From January 1996 to June
                                             1997 he was Assistant Treasurer, International
                                             of Joseph E. Seagram & Sons, Inc. Previously he
                                             was a Partner at Price Waterhouse since
                                             1995...........................................     2000
John R. Preston......................  53    Senior Vice President of Treasury and Strategic
                                             Planning since September 1, 2000. From June
                                             1998 to August 2000, he was Vice President and
                                             Treasurer. From January 1997 to June 1998, he
                                             was Vice President, Finance. Previously, he was
                                             Reengineering Financial Management/Post Merger
                                             Integration Team Leader........................     2000
Michael C. L. Hallows................  59    Secretary......................................     1979

     Our Board of Directors chooses our executive officers annually. Once chosen, these executive officers hold office until they resign, are removed or otherwise become disqualified to serve.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     This table shows the compensation of Seagram's Chief Executive Officer and each of Seagram's five other most highly compensated executive officers with respect to the fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998.

                                                          ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                                  ------------------------------------   ------------------------------------
                                                                                                   AWARDS             PAYOUTS
                                                                                         --------------------------   -------
                                                                             OTHER       RESTRICTED    SECURITIES
                                                                             ANNUAL        STOCK       UNDERLYING      LTIP
                                                   SALARY       BONUS     COMPENSATION     AWARD      OPTIONS/ SARS   PAYOUTS
NAME AND PRINCIPAL POSITION           YEAR         (U.S.$)     (U.S.$)      (U.S.$)         (#)            (#)        (U.S.$)
---------------------------       -------------   ---------   ---------   ------------   ----------   -------------   -------
Edgar M. Bronfman...............  June 30, 2000     825,006   1,237,500     355,274(2)        0                 0        0
  Chairman of the Board           June 30, 1999     812,505     750,750     276,642           0            80,000        0
  of Seagram and of JES           June 30, 1998     750,000     750,000     370,083           0            80,000        0
Charles R. Bronfman.............  June 30, 2000     659,997     990,000      63,132(3)        0            69,200        0
  Co-Chairman of the Board of     June 30, 1999     649,998     600,600     125,984           0            69,200        0
  Seagram and of JES and          June 30, 1998     600,000     600,000      66,684           0            69,200        0
  Chairman of the Executive
  Committee of Seagram
Edgar Bronfman, Jr..............  June 30, 2000   1,000,000   6,000,000      38,068           0           650,000        0
  President and Chief Executive   June 30, 1999   1,000,000   2,730,000      31,458           0         1,500,000        0
  Officer of Seagram and of JES   June 30, 1998   1,000,000   3,000,000      30,289           0                 0        0
Brian C. Mulligan(4)............  June 30, 2000   1,124,583   2,500,000      22,559(5)        0           600,000        0
  Executive Vice President and
  Chief Financial Officer of
  Seagram and of JES
John D. Borgia..................  June 30, 2000     526,680     742,500      20,715(6)        0           225,000        0
  Executive Vice President,       June 30, 1999     480,000     393,120     312,981           0            75,000        0
  Human Resources of              June 30, 1998     442,674     360,000     307,469           0           150,000        0
  Seagram and of JES
Robert W. Matschullat(7)........  June 30, 2000   1,000,000   2,341,500      39,854(8)        0                 0        0
  Formerly Vice Chairman and      June 30, 1999   1,000,000   2,068,200      26,296           0                 0        0
  Chief Financial Officer of      June 30, 1998     920,015   2,250,000       9,934           0         1,500,000        0
  Seagram and of JES


                                        ALL
                                       OTHER
                                  COMPENSATION(1)
NAME AND PRINCIPAL POSITION           (U.S.$)
---------------------------       ---------------
Edgar M. Bronfman...............       21,964
  Chairman of the Board                21,841
  of Seagram and of JES               111,206
Charles R. Bronfman.............            0
  Co-Chairman of the Board of               0
  Seagram and of JES and                    0
  Chairman of the Executive
  Committee of Seagram
Edgar Bronfman, Jr..............        8,363
  President and Chief Executive         8,370
  Officer of Seagram and of JES        18,929
Brian C. Mulligan(4)............        5,760
  Executive Vice President and
  Chief Financial Officer of
  Seagram and of JES
John D. Borgia..................        6,120
  Executive Vice President,             5,760
  Human Resources of                    1,125
  Seagram and of JES
Robert W. Matschullat(7)........        4,300
  Formerly Vice Chairman and            5,760
  Chief Financial Officer of            1,125
  Seagram and of JES

---------------
(1) Reflects the aggregate value of the contributions by Seagram's subsidiaries under the Retirement Savings and Investment Plan for Employees of JES and Affiliates and the current dollar value benefit of the premiums paid under the JES Insurance and Salary Continuation Programs.

(2) Other annual compensation for the 2000 fiscal year includes U.S.$87,471 for financial counseling services.

(3) Other annual compensation for the 2000 fiscal year includes U.S.$19,355 imputed income on Seagram's payment of group life insurance premiums.

(4) Mr. Mulligan became Executive Vice President and Chief Financial Officer of Seagram and of JES on January 1, 2000.

(5) Other annual compensation for the 2000 fiscal year includes U.S.$1,437 imputed income on Seagram's payment of group life insurance premiums.

(6) Other annual compensation for the 2000 fiscal year includes U.S.$2,721 imputed income on Seagram's payment of group life insurance premiums.

(7) Mr. Matschullat was Vice Chairman of Seagram and of JES until May 31, 2000 and Chief Financial Officer of Seagram and of JES until December 31, 1999.

(8) Other annual compensation for the 2000 fiscal year includes U.S.$5,033 imputed income on Seagram's payment of group life insurance premiums.

                     OPTION/SAR GRANTS IN 2000 FISCAL YEAR

                                 NUMBER OF
                                SECURITIES      % OF TOTAL
                                UNDERLYING     OPTIONS/ SARS   EXERCISE
                               OPTIONS/ SARS    GRANTED TO     OR BASE
                                  GRANTED      EMPLOYEES IN     PRICE        EXPIRATION         0%
NAME                                (#)         FISCAL YEAR    (U.S.$)          DATE          (U.S.$)
----                           -------------   -------------   --------   -----------------   -------
Edgar M. Bronfman............           0        N/A             N/A             N/A           N/A
Charles R. Bronfman..........      69,200(1)      1%           61.4375    February 14, 2010     0
Edgar Bronfman, Jr...........     650,000(1)      7%           61.4375    February 14, 2010     0
Brian C. Mulligan............     500,000(2)      5%           47.0938    November 2, 2009      0
                                  100,000(1)      1%           61.4375    February 14, 2010     0
John D. Borgia...............     225,000(1)      2%           61.4375    February 14, 2010     0
Robert W. Matschullat........           0        N/A             N/A             N/A           N/A
All Shareholders(3)..........                                                                   0
Gain to Named Executive
  Officers as a Percentage of
  Gain to all Shareholders...                                                                  0%

                                    POTENTIAL REALIZABLE
                                      VALUE AT ASSUMED
                                        ANNUAL RATES
                                OF STOCK PRICE APPRECIATION
                                      FOR OPTION TERM
                                     5%             10%
NAME                              (U.S.$)         (U.S.$)
----                           --------------  --------------
Edgar M. Bronfman............       N/A             N/A
Charles R. Bronfman..........       2,673,729       6,775,760
Edgar Bronfman, Jr...........      25,114,505      63,645,140
Brian C. Mulligan............      14,808,500      37,527,700
                                    3,863,770       9,791,560
John D. Borgia...............       8,693,483      22,031,010
Robert W. Matschullat........       N/A             N/A
All Shareholders(3)..........  15,948,242,676  40,415,981,594
Gain to Named Executive
  Officers as a Percentage of
  Gain to all Shareholders...              0%              0%

---------------
(1) Options to purchase shares were granted on February 15, 2000 and become exercisable in equal installments over a three-year period beginning on the first anniversary of the date of grant.

(2) Options to purchase shares were granted on November 3, 1999 and become exercisable in equal installments over a five-year period that began on January 1, 2000.

(3) The potential realizable gain to all shareholders is calculated based on 437,226,845 shares outstanding and a fair market value of U.S.$58.00 per share on June 30, 2000.

            AGGREGATED OPTION/SAR EXERCISES IN 2000 FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                               SHARES                    UNDERLYING UNEXERCISED           IN-THE-MONEY
                             ACQUIRED ON     VALUE           OPTIONS/SARS AT             OPTIONS/SARS AT
                              EXERCISE      REALIZED         FISCAL YEAR-END             FISCAL YEAR-END
NAME                             (#)        (U.S.$)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         -----------   ----------   -------------------------   -------------------------
Edgar M. Bronfman..........    115,600      4,822,635        696,601/   79,999        18,612,664/ 1,089,146
Charles R. Bronfman........          0              0         592,301/ 138,399        15,796,183/   942,109
Edgar Bronfman, Jr.........     99,600      3,278,058      3,686,000/2,050,000        99,346,755/30,180,095
Brian C. Mulligan..........          0              0         185,949/ 623,331         2,559,373/ 6,304,205
John D. Borgia.............     10,400        293,557         322,900/ 325,000         7,515,231/ 1,537,495
Robert W. Matschullat......          0              0       1,195,500/ 900,000        22,121,439/14,109,330

PENSION, BENEFIT EQUALIZATION, RETIREMENT SALARY CONTINUATION AND SEVERANCE
PLANS

  Pension Plan

     Seagram, through JES, maintains a pension plan for employees (including Edgar M. Bronfman, Charles R. Bronfman, Edgar Bronfman, Jr., Brian C. Mulligan, John D. Borgia and other officers) of JES and certain other U.S. subsidiaries. The pension plan was amended on January 1, 1999 to migrate from a final average pay plan to a new retirement account design in which JES applies annual contribution credits as a percent of pay and annual fixed interest rate credits to participants' account balances. JES also maintains an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives (including Edgar M. Bronfman, Charles R. Bronfman, Edgar Bronfman, Jr., Brian C. Mulligan, John D. Borgia and other officers). Beginning in the year after any pension plan participant who is also a beneficial owner of 5% of the subject company has reached the age of 70 1/2, distributions with respect to JES's qualified pension plan are required to be made to the participant under the Internal Revenue Code of

1986. In accordance with that requirement, Edgar M. Bronfman received his first pension distribution of U.S.$11,082 in April 2000.

  Benefit Equalization Plan

     A benefit equalization plan provides for additional payments on an unfunded basis for certain senior executives of JES, including Edgar M. Bronfman, Charles
R. Bronfman, Edgar Bronfman, Jr., and John D. Borgia.

     Senior executive employees participating in this plan are granted credit for one year of additional service (up to a maximum of 15 years) for each year of actual service, up to a combined aggregate of 35 years of service (up to 40 years under certain circumstances), if such employees have attained the age of 65 (or earlier under certain circumstances) and have accumulated at least ten years of service for purposes of the pension plan.

     The following table shows the estimated annual pension benefits (calculated on a straight-life basis) payable on retirement to eligible employees at or after age 65. Benefits are shown using an average compensation which is calculated using the five most highly compensated years during the last ten years of employment.

                               PENSION PLAN TABLE

FIVE-YEAR AVERAGE              ANNUAL PENSION FOR REPRESENTATIVE
FINAL COMPENSATION                YEARS OF CONTINUOUS SERVICE
------------------   -----------------------------------------------------
                        5        10         20          30          40
------------------   -------   -------   ---------   ---------   ---------
  U.S.$  800,000      60,000   120,000     240,000     359,000     479,000
       1,200,000      90,000   180,000     360,000     539,000     719,000
       1,600,000     120,000   240,000     480,000     719,000     959,000
       2,000,000     150,000   300,000     600,000     899,000   1,199,000
       2,400,000     180,000   360,000     720,000   1,079,000   1,439,000
       2,800,000     210,000   420,000     840,000   1,259,000   1,679,000
       3,200,000     240,000   480,000     960,000   1,439,000   1,919,000
       3,600,000     270,000   540,000   1,080,000   1,619,000   2,159,000
       4,000,000     300,000   600,000   1,200,000   1,799,000   2,399,000
       4,400,000     330,000   660,000   1,320,000   1,979,000   2,639,000
       4,800,000     360,000   720,000   1,440,000   2,159,000   2,879,000

     At June 30, 2000, Edgar M. Bronfman was credited with 40 years (the maximum years permitted under the benefit equalization plan), Charles R. Bronfman was credited with 42 months, Edgar Bronfman, Jr. was credited with 18 years and John
D. Borgia was credited with five years for purposes of the benefit equalization plan.

     JES has agreed with John D. Borgia that upon his retirement, the total yearly pension payable to him shall not be less than the sum of U.S.$30,000 multiplied by the number of years (or portion of years) of his continuous service with Seagram, up to the maximum benefit that would be payable to him under the terms of the pension plan and the benefit equalization plan or replacement plans at age 60.

     JES has agreed with Robert W. Matschullat that when he reaches age 60 he will receive an annual pension benefit of U.S.$50,000 multiplied by the number of years (or portion of years) of his actual service to Seagram.

RETIREMENT SALARY CONTINUATION PLAN

     JES maintains a program that provides retirement salary continuation benefits for Edgar M. Bronfman and Edgar Bronfman, Jr. and certain other executives of JES. If a participant retires after the age of 55 with ten or more years of service, he will receive an amount payable annually for ten years of up to 35% of the sum of his base salary in the last year of employment plus the highest management incentive award previously received. As of 1988, no new participants are being accepted into this program and, subject to the terms of the program, existing participants will receive payments based on their compensation levels at January 31, 1988.

OTHER RETIREMENT PLANS

     Joseph E. Seagram & Sons, Limited, a Canadian subsidiary of Seagram, maintains registered pension, unfunded pension and post-retirement consulting plans for certain of Seagram's executive employees, including Charles R. Bronfman. These plans are substantially equivalent to the pension, benefit equalization and retirement salary continuation plans of JES. As of 1988, no new participants are being accepted into the post-retirement consulting plan and, subject to the terms of the program, existing participants will receive payments based on their compensation levels at January 31, 1988. The estimated aggregate annual pension benefits payable at normal retirement age, at or after age 60, under the registered and unfunded plans are shown below. The benefits shown use an average salary and cash bonus which is calculated using the five most highly compensated years of the last ten years of employment.

                               PENSION PLAN TABLE

                                       ANNUAL PENSION FOR REPRESENTATIVE
                                          YEARS OF CONTINUOUS SERVICE
     FIVE-YEAR AVERAGE    -----------------------------------------------------------
     FINAL COMPENSATION      5        10        20        30        40         50
     ------------------   -------   -------   -------   -------   -------   ---------
     (CANADIAN DOLLARS)
         $  600,000        90,000   180,000   270,000   360,000   405,000     450,000
            800,000       120,000   240,000   360,000   480,000   540,000     600,000
          1,000,000       150,000   300,000   450,000   600,000   675,000     750,000
          1,200,000       180,000   360,000   540,000   720,000   810,000     900,000
          1,400,000       210,000   420,000   630,000   840,000   945,000   1,050,000

     At June 30, 2000, Charles R. Bronfman was credited with 35 years of service for purposes of the registered pension plan (the maximum years permitted by such plan) and 46 years of service for purposes of the unfunded pension plan.

SEVERANCE PLAN

     JES maintains a severance pay plan for certain non-union employees of JES and certain of its U.S. subsidiaries, including Edgar M. Bronfman, Charles R. Bronfman and Edgar Bronfman, Jr. The named executives are entitled to receive benefits under the severance pay plan only if their employment is terminated due to a permanent and complete closing of a location, a job elimination, or a failure to consistently perform at a level that meets minimum acceptable requirements. The severance pay plan provides benefits to eligible employees equal to one-twelfth of their annual rate of base salary for each year of service, subject to a maximum amount. The maximum period of time over which benefits may be provided under the severance pay plan is 24 months.

EMPLOYMENT AND CONSULTING AGREEMENTS

     EDGAR BRONFMAN, JR.

     Seagram has entered into a termination protection agreement with Edgar Bronfman, Jr., its president and chief executive officer. See "Termination Protection Agreements" below for a summary of the payments and benefits under this agreement. Additionally, Seagram has agreed to enter into an employment agreement with Mr. Bronfman that will be guaranteed by Vivendi Universal. The employment agreement will have a four-year term beginning at the effective time of the arrangement and will automatically be extended for additional one-year periods unless Seagram or Mr. Bronfman provides 120 days' written notice of termination prior to the next extension date. The agreement provides that Mr. Bronfman will be the sole vice chairman of Vivendi

Universal and Seagram, and will report to Vivendi Universal's chairman, who will be the only executive senior to Mr. Bronfman. Mr. Bronfman's duties under the employment agreement will include primary responsibility for music and spirits and wine. In addition, the operating head(s) of Vizzavi, Vivendi Net and other Internet investments and activities will report directly to Mr. Bronfman

     Under the employment agreement, Mr. Bronfman will continue to receive an annual base salary of U.S.$1,000,000 and have an annual target bonus equal to 300% of his base salary payable upon achievement of annual performance targets. However, Mr. Bronfman will receive a minimum annual bonus of U.S.$2,000,000 for the first two years of the agreement. Mr. Bronfman will also participate in all Vivendi Universal and Seagram employee benefit plans at the levels afforded to other senior executives of Vivendi Universal, but not less than the levels currently afforded to Mr. Bronfman by Seagram, and will receive additional perquisites. At the beginning of the term of the agreement, Vivendi Universal will grant Mr. Bronfman options to purchase 500,000 Vivendi Universal ADSs, and the chairman of Vivendi Universal will recommend that the compensation committee grant Mr. Bronfman options to purchase an additional 500,000 Vivendi Universal ADSs at the compensation committee's first meeting after the effective time of the arrangement. The exercise price for those options will be the fair market value of the Vivendi Universal ADSs on the date of grant. The options will vest and become exercisable in equal annual installments on each of the first three anniversaries of the effective time of the arrangement, subject to Mr. Bronfman's continued employment. Mr. Bronfman will also be entitled to future option grants at the discretion of the compensation committee consistent with those awarded to Vivendi Universal's other senior executives.

     If Mr. Bronfman's employment is terminated by Vivendi Universal or Seagram (including by a failure to extend the employment agreement) other than for "cause" or by Mr. Bronfman for "good reason," in each case generally as defined in his termination protection agreement, which is described under "Termination Protection Agreements," Mr. Bronfman will be entitled to the severance benefits provided under the termination protection agreement. However, if Mr. Bronfman terminates his employment for good reason based solely on his right to resign during the thirteenth month following the effective time of the arrangement, the new options granted under the employment agreement will not accelerate.

     Seagram will also indemnify Mr. Bronfman to the fullest extent permitted by applicable law and will provide him with customary directors' and officers' liability insurance. Amounts payable to Mr. Bronfman will be increased in the event he becomes subject to any U.S. excise tax upon a subsequent change of control or to any French tax.

     BRIAN C. MULLIGAN

     Seagram has entered into an employment agreement with Brian C. Mulligan, its Executive Vice President and Chief Financial Officer. The employment agreement has a five-year term, and provides for an annual base salary of U.S.$1,000,000 and participation in all benefit plans and arrangements generally applicable to Seagram senior executives. His target annual cash incentive bonus for the fiscal year ended June 30, 2000 was U.S.$1.1 million and his target bonus for each fiscal year through June 30, 2004 will be U.S.$1.5 million, plus certain cost of living-based adjustments. His bonus amount for the six-month final period of his employment term will equal the target bonus for the last fiscal year ending June 30, 2004, plus those adjustments. Mr. Mulligan was guaranteed a minimum bonus for the fiscal year ended June 30, 2000 of U.S.$737,500 and will be guaranteed a minimum annual bonus each full fiscal year thereafter of one-half of his annual target bonus amount. He also received a discretionary supplemental bonus of U.S.$500,000 payable on September 1, 2000.

     On November 3, 1999, Mr. Mulligan was granted options to purchase 500,000 Seagram common shares, which become exercisable in five equal annual installments beginning January 1, 2000 and expire ten years from the date of grant unless terminated earlier upon the occurrence of certain events. Under the terms of his employment agreement, Seagram will recommend that the Human Resources Committee of Seagram's board of directors grant Mr. Mulligan options to purchase 100,000 Seagram common shares per year during his employment term, beginning in fiscal year 2000.

     If Mr. Mulligan terminates his employment with "good reason," as defined in the contract, or Seagram terminates his employment without "cause" as defined in the contract, (i) all options held by him will become exercisable in full; (ii) he will be entitled to receive a discounted lump sum payment of all accrued and unpaid salary and bonus, any unpaid supplemental bonus, his base salary and 100% of each remaining annual bonus target payable through the expiration of his original employment term (or if longer, 12 months); and (iii) he will be entitled to continuation of medical coverage until the earlier of the date he obtains new employment, or the original expiration date of the term (or if later, 12 months after termination of his employment).

     The employment agreement also provides for certain payments and benefits if, within three years following a change of control of Seagram, as defined in the employment agreement, Mr. Mulligan terminates his employment with good reason, Seagram terminates his employment without cause, or his employment is terminated in anticipation of a change of control that subsequently occurs. See "Termination Protection Agreements" below for a summary of these payments and benefits.

     JOHN D. BORGIA

     Seagram has entered into an employment agreement with John D. Borgia, its Executive Vice President, Human Resources. The employment agreement has a three-and-one-half-year term beginning January 1, 2000. Mr. Borgia's employment agreement provides that he is paid an annual base salary of U.S.$550,000 during the first year of his employment with U.S.$25,000 annual increases thereafter. Mr. Borgia participates in all benefit plans and arrangements generally applicable to Seagram senior executives. He also has the opportunity to earn an annual cash incentive bonus for each fiscal year ending during his employment term equal to a target amount of 90% of his annual base salary. On February 15, 2000, Mr. Borgia was granted options to purchase 225,000 Seagram common shares, which become exercisable in three equal annual installments beginning on the first anniversary of the date of grant. Under the terms of his employment agreement, Mr. Borgia will also be considered for a grant of options in 2003.

     If Seagram terminates Mr. Borgia's employment without cause, as defined in the contract, (i) all options held by him will become exercisable in full, and
(ii) he will be entitled to receive all accrued and unpaid salary and bonus; his base salary and 100% of each remaining annual bonus target payable through the expiration of his original employment term; and continuation of medical, dental, life and disability insurance coverage in effect for senior executive officers until the earlier of the date he obtains new employment, or the original expiration date of his employment term. The foregoing benefits will not be provided in the event Mr. Borgia's employment is terminated without cause in relation to a change of control of Seagram. In that case, he is entitled to receive the amounts provided under his termination protection agreement as described below under "Termination Protection Agreements."

     ROBERT W. MATSCHULLAT

     In connection with his previous employment as Vice Chairman and Chief Financial Officer and a director of Seagram, Robert W. Matschullat and Seagram entered into an amended and restated employment agreement dated November 1, 1999. The employment agreement provided that Mr. Matschullat would continue as Chief Financial Officer of Seagram until December 31, 1999 and as Vice Chairman and a director of Seagram through May 31, 2000, at an annual salary rate of U.S.$1 million. Thereafter, Mr. Matschullat agreed to continue his employment as an advisor to Seagram through March 31, 2001 at a salary of U.S.$20,000 per month. He has received an annual bonus of U.S.$2,341,500 for the fiscal year ended June 30, 2000. Mr. Matschullat will be paid all annual bonus amounts deferred by him, in addition to any earnings on those bonus amounts in accordance with applicable deferral arrangements, in eight installments beginning on July 1, 2005. Mr. Matschullat will participate in all benefit plans and arrangements generally applicable to Seagram senior executives through March 31, 2001, except that his medical, dental and life insurance benefits will continue until the earlier of June 30, 2002, or the date he becomes eligible for coverage with a new employer.

     If Mr. Matschullat terminates his employment or dies, or Seagram terminates his employment at the end of the employment term or upon his obtaining other employment, he will be entitled to receive: (i) all accrued and unpaid salary, bonus or other compensation otherwise payable under his employment agreement; (ii) a lump sum payment of U.S.$6,683,000; (iii) continued medical, dental and life insurance coverage; and (iv) a lifetime pension of not less than U.S.$50,000 per year, times his years of service with Seagram, with payments beginning at age 60.

TERMINATION PROTECTION AGREEMENTS

     Under the terms of termination protection agreements currently in effect between Seagram and some of its executive officers and other senior executives, including Edgar Bronfman, Jr., Brian C. Mulligan and John D. Borgia, those executives are entitled to severance and other benefits upon the occurrence of a change of control followed by a termination of the executive's employment without cause or a resignation by the executive for "good reason." The completion of the arrangement would constitute a change of control for purposes of the termination protection agreements. If an executive party to a termination protection agreement is also subject to an employment or other agreement that provides for higher payments or benefits, that agreement will control in lieu of the termination protection agreement to the extent of those greater benefits.

     In the case of the termination protection agreement with Edgar Bronfman, Jr., good reason includes any voluntary termination by the executive during the thirteenth month following the change of control, which will occur at the effective time of the arrangement. In the case of the agreements with certain other Seagram executives, good reason includes voluntary termination by the executive during the fourteenth month following the change of control, but only if the executive is not an executive officer of Vivendi Universal or has experienced a diminution of title or reporting relationship or a substantial diminution of responsibilities.

     Each termination protection agreement entitles the relevant executive to severance payments equal to (1) two times (or three times in the case of some executives) the sum of the executive's annual base salary and target bonus in effect on the date of the change of control or the termination date, whichever is higher, plus (2) a pro rata portion of the executive's target bonus for the year of termination. In addition, each agreement provides the following additional severance payments and benefits:

     - all unvested stock options outstanding on the date of a change of control, and all options granted upon conversion or substitution of those options, will become fully exercisable and will remain exercisable for the period applicable to vested options under the applicable option agreement; except that, with respect to Edgar Bronfman, Jr. only, any termination of employment (other than for cause or by reason of death or disability) will be treated as a retirement for purposes of options and other stock-based plans and agreements;

     - the continuation of all medical, life insurance and disability benefits for a period of two years (or three years, in the case of some executives) following the termination date, except that those benefits will become secondary to any benefits granted by a new employer;

     - the executive's years of service for retirement plan eligibility and certain other purposes will be increased by two years (or three years, in the case of some executives);

     - all unfunded pension benefits will become fully vested;

     - reimbursement of reasonable expenses incurred for outplacement services during the two-year period (or three-year period, in the case of some executives) following the executive's termination date;

     - the executive will retain all rights to indemnification under applicable law and Seagram's charter and by-laws as in effect from time to time; and

     - directors' and officers' liability insurance coverage of the executive will be maintained at the same level for a period of two years (or three years, in the case of some executives) following the termination date.

     In the event of an executive party to a termination protection agreement becomes subject to any excise tax, the agreement entitles the executive to payment in an amount sufficient to ensure a net after-tax benefit to the executive that is the same as if no excise tax had been charged.

     The employment agreement between Seagram and Brian C. Mulligan provides for equivalent severance payments, benefits and protections upon a change of control as those provided in the termination protection agreements described above; however, Mr. Mulligan's employment agreement provides that, if it would produce a greater benefit to Mr. Mulligan, in lieu of multiplying the annual base salary and target bonus payments by three, Mr. Mulligan will be entitled to a discounted lump sum payment of his unpaid salary, supplemental bonus and target bonus through the end of his employment term (or 12 months if longer) and will be entitled to the continuation of medical coverage through the end of his employment term (or 12 months, if longer).

REPORT ON EXECUTIVE COMPENSATION

     The following report on executive compensation is provided by the Human Resources Committee of Seagram's board of directors, which consists of non-employee directors.

     Seagram uses the guidelines and methodology described below to determine the appropriate compensation levels for its executives. However, executive officers covered by employment agreements may have compensation terms that differ from the guidelines. The terms of these employment agreements can be found above under the heading "Employment and Consulting Agreements."

     Seagram periodically reviews compensation data from surveys conducted by independent compensation consultants in order to assess and assure the market competitiveness of its executive compensation. The comparison group from which the data is collected comprises a broad range of Fortune 500 and similar international companies in general industry. In the case of Seagram's Chief Executive Officer, the comparison group comprises 12 Fortune 500 and similar international consumer product and entertainment companies. Companies of varying sizes engaged in the beverage alcohol and entertainment businesses, some of which are included in the comparison group, make up the peer group included in the performance graph; however, the Committee believes the comparison group more accurately reflects Seagram's competitors for executive talent. Taking into account the comparison group compensation data, the Committee determines the various components of compensation for each executive officer. Seagram seeks to place each executive's total compensation, including base salary, annual incentive awards and stock option grants, at approximately the 75th percentile of the total compensation paid for similar positions in the comparison group.

     A subcommittee consisting of the following members:

        Marie-Josee Kravis

        Laurent Beaudoin

        Richard H. Brown

        Andre Desmarais

approves awards and administers the Senior Executive Short-Term Incentive Plan and the 1996 Stock Incentive Plan described below.

     The Human Resources Committee determines compensation for the executive officers, which consists primarily of the following three components:

     - salary

     - annual incentive compensation

     - stock-based compensation

     Salary. Each executive's salary is based on the executive's responsibilities, skills and sustained performance. Executive officers' salaries are maintained at competitive levels within relevant labor markets and are reviewed annually to maintain this competitive position. In the 2000 fiscal year, Seagram targeted base salaries at the 50th to 75th percentile of the comparison group for similar positions.

     Annual Incentive Compensation. Seagram pays annual incentive awards to executive officers participating in Seagram's Senior Executive Short-Term Incentive Plan or Seagram's Management Incentive Plan. For the 2000 fiscal year, target awards under the Senior Executive Short-Term Incentive Plan and Management Incentive Plan were based upon Seagram or its applicable operating unit achieving prescribed objectives for earnings before interest, taxes, depreciation and amortization ("EBITDA"). Under the plans, target annual incentive awards for executive officers ranged from approximately 40% to 300% of salary for the 2000 fiscal year. Awards under the Senior Executive Short-Term Incentive Plan may be reduced for any reason including the Committee's assessment of individual performance or of the financial performance of Seagram or its operating units. Management Incentive Plan awards may be reduced or increased based on an assessment of the individual executive's performance. Awards to officers under the plans at the end of the 2000 fiscal year ranged from 150% to 200% of targets. Executives may elect to receive their Management Incentive Plan awards on a deferred basis in the form of cash or Seagram shares.

     Stock-Based Compensation. Seagram's 1996 Stock Incentive Plan allows participating executive officers and other participating employees to benefit from appreciation in the value of Seagram common shares. Options to purchase Seagram common shares are an important element of the total compensation program.

     Options granted under the 1996 Incentive Plan produce value for recipients only if the price of Seagram common shares increases from the price on the grant date. Seagram grants options to executive officers annually. The options have ten-year terms (subject to early termination in certain circumstances) and generally have three-year vesting periods (subject to acceleration in certain circumstances). The 1996 Incentive Plan, however, permits the subcommittee to grant options with different vesting periods. In determining the option grants in a given year, Seagram generally does not take into account the amount and terms of outstanding options held by executive officers.

     Compensation for the Chief Executive Officer. For the 2000 fiscal year, the base salary for Edgar Bronfman, Jr. remained at U.S.$1,000,000 and his target annual incentive award was set at 300% of salary. Mr. Bronfman was awarded 200% of his target annual incentive award under the Senior Executive Short-Term Incentive Plan for the 2000 fiscal year.

     Under the five-year equity award program renewed by the Committee in 1998, Mr. Bronfman has the opportunity to receive stock option grants should Seagram common shares outperform the broader market, measured at the end of each calendar year during the five-year period. As of the end of the first year under the renewed program, Seagram's common share performance authorized such an award. Taking this into account, along with the Committee's judgment concerning the Company's strategic and operating progress, the Committee granted Mr. Bronfman an option award in February 2000 covering 650,000 common shares.

     Section 162(m) of the Internal Revenue Code of 1986. Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility of certain types of compensation in excess of U.S.$1 million paid to persons named in the Summary Compensation Table. Seagram believes that compensation paid under the Senior Executive Short-Term Incentive Plan and awards of stock options under Seagram's 1996 Stock Incentive Plan satisfy the requirements of Section 162(m). However,
Section 162(m) may limit Seagram's or its affiliates' ability to deduct some other types of compensation paid to individuals named in the Summary Compensation Table. We believe Seagram should maintain the flexibility to design compensation strategies that can respond quickly to the marketplace and Seagram's needs even if such compensation is not fully deductible.

                                          HUMAN RESOURCES COMMITTEE

                                          Marie-Josee Kravis, Chairman
                                          Laurent Beaudoin
                                          Richard H. Brown
                                          Andre Desmarais
                                          John S. Weinberg

                        PERFORMANCE GRAPH -- COMPARISON

     The following graph compares the cumulative five-year total return of Seagram common shares with the S&P 500, the Toronto Stock Exchange 300 Composite Index ("TSE 300") and its peer group.

     The peer group comprises companies included in the S&P Beverages (Alcoholic) Index, certain non-U.S. competitors that compete with Seagram's beverage alcohol business and certain entertainment companies that compete with Seagram's entertainment business. In addition to Seagram, the members of the peer group are Allied Domecq PLC, Brown-Forman Corporation, Diageo plc, EMI Group plc, Fox Entertainment Group, Inc., Time Warner Inc., Viacom Inc. and The Walt Disney Company.

     The returns of each company have been weighted according to their respective market capitalization as well as the respective revenues from Seagram's entertainment and spirits and wine business segments.

     The performance graph assumes that U.S.$100 was invested on June 30, 1995 in Seagram common shares, the S&P 500, the TSE 300 and the peer group and that all dividends were reinvested.

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
                  SEAGRAM VS. S&P 500, TSE 300, AND PEER GROUP
                         (TWELVE MONTHS ENDED JUNE 30)
VIVENDI BAR GRAPH

                                              SEAGRAM                S&P 500                TSE 300               PEER GROUP
                                              -------                -------                -------               ----------
1995                                           100.00                 100.00                 100.00                 100.00
1996                                            99.00                 126.00                 114.00                  98.00
1997                                           120.00                 170.00                 148.00                 117.00
1998                                           125.00                 221.00                 172.00                 163.00
1999                                           156.00                 271.00                 167.00                 182.00
2000                                           182.00                 291.00                 246.00                 196.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SHARES

     As of October 23, 2000, descendants of the late Samuel Bronfman, and trusts established for their benefit, beneficially owned directly or indirectly a total of 106,359,757 Seagram common shares, which constituted approximately 24% of the outstanding Seagram common shares. The holders in the following table are the only holders that, to Seagram's knowledge, own beneficially, or exercise control or direction over, more than 5% of the outstanding Seagram common shares of Seagram as of October 23, 2000. Descendants of the late Samuel Bronfman also hold options to acquire an additional 4,778,736 Seagram common shares that are exercisable on or within 60 days of October 23, 2000.

                                                                              PERCENTAGE
                                                                 NUMBER        OF SHARES
BENEFICIAL OWNER                                               OF SHARES      OUTSTANDING
----------------                                              ------------    -----------
The Edgar Miles Bronfman Trust..............................  60,104,604(1)      13.53%
The C. Bronfman Family Trust,
  The Charles Rosner Bronfman Family Trust,
  The CB Family Trust,
  The Charles R. Bronfman Discretionary Trust
  CRB Associates, Limited Partnership.......................  41,286,760(2)       9.29%
Koninklijke Philips Electronics N.V. .......................  47,831,952(3)      10.77%
Capital Research and Management Company.....................  32,105,700(4)       7.23%

---------------
(1) Includes 58,618,088 shares owned indirectly by The Edgar Miles Bronfman Trust, 375 Park Avenue, New York, New York, a trust established for the benefit of Edgar M. Bronfman and his descendants (EMBT), through its 99% interest in Bronfman Associates, a partnership of which Edgar M. Bronfman is the managing general partner, and 1,486,516 shares owned directly by the PBBT/Edgar Miles Bronfman Family Trust, a trust established for the benefit of Edgar M. Bronfman and his descendants (PBBT/EMBFT). The trustees of the EMBT and the PBBT/EMBFT include Edgar M. Bronfman, Edgar Bronfman, Jr. and John S. Weinberg.

(2) Includes 14,320,000 shares owned directly by The C. Bronfman Family Trust (C.BFT), c/o Messrs. Bergman, Horowitz and Reynolds, whose address is 157 Church Street, New Haven, Connecticut, 20,364,000 shares owned by the Charles Rosner Bronfman Family Trust (CRBFT), c/o Goodman Phillips & Vineberg, 1501 McGill College Avenue, Montreal, Quebec, 5,000,000 shares owned by the CB Family Trust (CBFT), c/o Codan Trust Company Limited, Richmond House, 12 Par-La-Ville Road, Hamilton, Bermuda, and 302,760 shares owned by The Charles R. Bronfman Discretionary Trust (CRBDT) and 1,300,000 shares owned by CRB Associates, Limited Partnership (CRB Associates), each c/o Messrs. Bergman, Horowitz and Reynolds, 157 Church Street, New Haven, Connecticut. The general partners of CRB Associates are the CRBFT, which hold a 51.04% general partnership interest, and Claridge Israel LLC, which holds a 48% general partnership interest. Stephen R. Bronfman indirectly holds a 0.96% limited partnership interest in CRB Associates and is a trustee of the CRBFT. The managers of Claridge Israel LLC include Charles R. Bronfman. The members of Claridge Israel LLC are The Charles R. Bronfman Trust (CR.BT) and The Charles Bronfman Trust (CBT). The C.BFT, the CRBFT, the CBT, the CBFT, the CR.BT and the CRBDT are trusts established for the benefit of Charles R. Bronfman and his descendants.

(3) The address of the principal executive offices of Philips is Rembrandt Tower, Amstelplein 1, 1096 HA Amsterdam, The Netherlands. A description of certain voting arrangements between Philips and Seagram can be found under "Item 13 -- Transactions with Directors and Others."

(4) Based on a Schedule 13G filed by Capital Research and Management Company on February 14, 2000. The address of the principal executive offices of Capital Research and Management Company is 333 South Hope Street, Los Angeles, California. Of the shares beneficially owned, 3,693,700 are shares the beneficial ownership of which Capital Research and Management Company has the right to acquire.

     In addition, as of October 23, 2000, trusts for the benefit of the family of the late Minda de Gunzburg and members of her immediate family owned, directly or indirectly, a total of 1,237,212 shares. Edgar M. Bronfman, Charles
R. Bronfman and the late Minda de Gunzburg are siblings. Edgar M. Bronfman and Charles R. Bronfman are directors and officers of Seagram. Edgar Bronfman, Jr. is a son of Edgar M. Bronfman and a director and officer of Seagram. Samuel Bronfman II is a son of Edgar M. Bronfman and a director of Seagram. Stephen R. Bronfman is the son of Charles R. Bronfman and a director of Seagram.

     Under a voting trust agreement dated August 3, 1984, as amended, Charles R. Bronfman is the voting trustee for certain shares beneficially owned directly or indirectly by the EMBT, the PBBT/EMBFT, the C.BFT, the CRBFT, the CBFT, CRB Associates and two charitable foundations. Charles R. Bronfman is a director of the two charitable foundations, which together owned 3,334,164 shares as of October 23, 2000. The voting trust agreement has a term of 20 years and contains no restrictions on the right of the voting trustee to vote the deposited shares. As of October 23, 2000, the Bronfman voting trust agreement covered 104,398,768 shares.

     Under a voting trust agreement dated as of May 15, 1986, Edgar M. Bronfman, Charles R. Bronfman, Stanley N. Bergman, Guido Goldman and Leonard M. Nelson are voting trustees for shares beneficially owned directly or indirectly by trusts for the benefit of the family of the late Minda de Gunzburg and members of her immediate family. Messrs. Bergman, Goldman and Nelson, whose address is c/o First Spring Corporation, 499 Park Avenue, New York, New York, are the trustees of the trusts. The de Gunzburg voting trust agreement has a term of 15 years and contains no restrictions on the right of the voting trustees to vote the deposited shares. As of October 23, 2000, the de Gunzburg voting trust agreement covered 1,236,332 shares.

     An agreement, entered into as of August 3, 1984, as amended, governs the dispositions of shares that the EMBT, the PBBT/EMBFT, the C.BFT, the CRBFT, the CRBDT, CRB Associates, the trusts established for the benefit of the family of the late Minda de Gunzburg and members of her immediate family and three charitable foundations (including the charitable foundations referred to above) beneficially own, directly or indirectly. The agreement has a term of 20 years and permits each of the branches of the family to transfer shares within its family group. However, transfers to third parties are subject to a right of first refusal in favor of the other branches of the family.

SHARE OWNERSHIP OF MANAGEMENT

     The following table shows the number of shares which each of the directors of Seagram, each of the persons named in the "Summary Compensation Table" and the directors and executive officers of Seagram as a group owned beneficially, or exercised control or direction over, as of October 23, 2000. Each trustee of a trust or a charitable foundation may be deemed to be the beneficial owner of the shares held by the trust or foundation. Because certain persons listed below serve as trustees of the same trusts or charitable foundations, there are substantial duplications in the number of shares and percentages shown in the table.

                                                                          PERCENTAGE     DEFERRED
                                                             NUMBER        OF SHARES       SHARE
BENEFICIAL OWNER                                            OF SHARES     OUTSTANDING    UNITS (1)
----------------                                           -----------    -----------    ---------
Edgar M. Bronfman........................................   62,396,173(2)    14.02%           --
The Hon. Charles R. Bronfman, P.C., C.C..................  106,528,757(3)    23.94%           --
Edgar Bronfman, Jr.......................................   63,685,509(4)    14.23%           --
Samuel Bronfman II.......................................      390,314(5)        *            --
Stephen R. Bronfman......................................   24,998,760(6)     5.62%          999
Matthew W. Barrett, O.C..................................        1,000           *         6,279
Laurent Beaudoin, C.C....................................           --          --         4,416
Cornelis Boonstra........................................        1,611           *           347
John D. Borgia...........................................      322,900(7)        *            --
Richard H. Brown.........................................        1,000           *         4,887
Andre Desmarais..........................................        5,000           *         2,621
Barry Diller.............................................        1,000(8)        *         3,205
Michele J. Hooper........................................        4,093           *            --
David L. Johnston, C.C...................................          400           *         6,268
Marie-Josee Kravis, O.C..................................          400           *         5,105
Robert W. Matschullat....................................    1,295,500(9)        *            --
Brian C. Mulligan........................................      209,458(10)        *           --
Samuel Minzberg..........................................           --          --         4,128
John S. Weinberg.........................................   60,111,104(11)    13.53%       6,549
Directors and executive officers as a group..............  112,402,446(12)    24.90%      44,804

---------------
 (*) Less than 1%

 (1) Under The Seagram Company Ltd. Stock Plan for Non-Employee Directors, each non-employee director may elect to receive either 50% or 100% of his or her annual retainer in Seagram common shares or deferred share units. If a director elects to receive shares, his or her annual retainer (net of withholding taxes) is used to purchase shares for the director on the open market. If a director elects to receive deferred share units, units representing the value of shares are credited to the director's account based on the market value of the shares on the annual crediting date. Deferred share units are paid to the director, along with the value of dividends as if reinvested in additional shares, after termination of board service. Payments are made in shares or cash, net of tax withholding, based on the then market value of the shares. Fees for attending board and committee meetings and/or for serving as a board committee chairman may also be received in deferred share units at the election of non-employee directors.

 (2) Includes 58,618,088 shares owned indirectly by the EMBT and 1,486,516 shares owned directly by the PBBT/EMBFT, trusts for which Mr. Bronfman serves as a trustee, 115,840 shares owned directly by Mr. Bronfman, 696,601 shares issuable upon the exercise of currently exercisable options, 1,840 shares owned by Mr. Bronfman's spouse, 600 shares owned directly by his children (other than Edgar Bronfman, Jr. and Samuel Bronfman II), and 240,356 shares owned by two charitable foundations of which Mr. Bronfman is among the trustees. Mr. Bronfman disclaims beneficial ownership of the foregoing shares, except to the extent of his beneficial interest in the EMBT and the PBBT/EMBFT and with respect to shares owned directly by him. In addition, Mr. Bronfman serves as a voting trustee with respect to the 1,236,332 shares subject to the de Gunzburg voting trust agreement with respect to which Mr. Bronfman disclaims beneficial ownership.

 (3) Includes 14,320,000 shares owned directly by the C.BFT, 20,364,000 shares owned directly by the CRBFT, 5,000,000 shares owned directly by the CB Family Trust and 1,300,000 shares owned directly by CRB Associates, entities for which Mr. Bronfman serves as the voting trustee or in which he has a beneficial interest, 1,000 shares owned directly by Mr. Bronfman, 592,301 shares issuable upon exercise of currently exercisable options, 12,000 shares owned indirectly by Mr. Bronfman's spouse, 24,000 shares owned directly by his daughter, and 3,574,520 shares owned by four charitable foundations of which Mr. Bronfman is among the directors or trustees. Mr. Bronfman disclaims beneficial ownership of the foregoing shares, except to the extent of his beneficial interest in the foregoing entities and with respect to shares owned directly by him. In addition, Mr. Bronfman serves as the voting trustee with respect to 60,104,604 shares held by the EMBT and the PBBT/EMBFT subject to the Bronfman voting trust agreement and as a voting trustee with respect to 1,236,332 shares subject to the de Gunzburg voting trust agreement with respect to which Mr. Bronfman disclaims beneficial ownership.

 (4) Includes 58,618,088 shares owned indirectly by the EMBT and 1,486,516 shares owned directly by the PBBT/EMBFT, trusts for which Mr. Bronfman serves as a trustee, 240 shares owned directly by Mr. Bronfman, 3,340,000 shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days, 240,000 shares owned by a charitable foundation of which Mr. Bronfman is among the trustees and 665 shares in which Mr. Bronfman has an indirect interest through an investment in the Retirement Savings and Investment Plan for Employees of Joseph E. Seagram & Sons, Inc. and Affiliates (based on the value of such investment as of October 23, 2000). Mr. Bronfman disclaims beneficial ownership of the foregoing shares, except to the extent of his beneficial interest in the EMBT and the PBBT/EMBFT and with respect to shares owned directly by him.

 (5) Includes 240 shares owned directly by Mr. Bronfman, 149,834 shares issuable upon exercise of currently exercisable options and 240,000 shares owned by a charitable foundation of which Mr. Bronfman is among the trustees. Mr. Bronfman disclaims beneficial ownership of the foregoing shares except the shares owned directly by him.

 (6) Includes 20,364,000 shares owned directly by the CRBFT, a trust for which Mr. Bronfman serves as a trustee, 1,300,000 shares owned directly by CRB Associates, and 3,334,760 shares owned directly by four charitable foundations of which Mr. Bronfman is among the directors. Mr. Bronfman disclaims beneficial ownership of the foregoing shares, except to the extent of his beneficial interest in the CRBFT and CRB Associates.

 (7) These shares are issuable upon exercise of options which are currently exercisable or become exercisable within 60 days.

 (8) These shares are held by Ranger Investments, L.P., a limited partnership in which Mr. Diller owns a 99% interest.

 (9) Includes 100,000 shares owned directly by Mr. Matschullat and 1,195,500 shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days. See "Item 11. Executive
     Compensation -- Employment and Consulting Agreements."

(10) Includes 3,087 shares owned directly by Mr. Mulligan, 402 shares held by a trustee under the Universal Incentive Program, which will vest April 1, 2001 and 205,949 shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days.

(11) Includes 58,618,088 shares owned indirectly by the EMBT and 1,486,516 shares owned directly by the PBBT/EMBFT, trusts for which Mr. Weinberg serves as a trustee, 1,000 shares owned directly by Mr. Weinberg and 5,500 shares owned by a trust established for the benefit of Mr. Weinberg for which he serves as a trustee. Mr. Weinberg disclaims beneficial ownership of the foregoing shares, except to the extent of his beneficial interest in the trust established for his benefit and with respect to the shares owned directly by him.

(12) Includes 7,116,655 shares issuable upon exercise of options which are currently exercisable or become exercisable within 60 days.

CHANGES IN CONTROL

     On June 20, 2000, the Company, Vivendi and Canal+ announced that they had entered into a merger agreement and related agreements providing for a strategic business combination among the three companies. See "Recent Developments" in
Part I for a discussion of the proposed combination.

     In connection with the execution and delivery of the merger agreement, Vivendi entered into a voting agreement with Edgar Bronfman, Jr., Seagram's president and chief executive officer, and certain other Seagram shareholders that are members or affiliates of the Bronfman family (the "Bronfman shareholders") under which these shareholders agreed to vote shares representing approximately 24% of the Seagram common shares in favor of the arrangement and against any action that would impede or discourage the arrangement.

     In connection with the execution and delivery of the merger agreement, Vivendi and Vivendi Universal entered into a governance agreement with the Bronfman shareholders. Pursuant to the governance agreement, upon the completion of the arrangement, Vivendi Universal will be required to use its best efforts to appoint and thereafter to continue for a specified period to have serve on its board of directors a specified number of designees (initially five) initially chosen by Seagram's board of directors. Three of the five designees will be members of the Bronfman family who are parties to the governance agreement. The governance agreement requires that the number of directors on Vivendi Universal's board of directors be reduced to 18 by the second anniversary of the completion of the arrangement. The governance agreement also restricts the transfer of Vivendi Universal securities held by the Seagram shareholders that are parties to the voting agreement and contains other provisions relating to the ownership, holding, transfer and registration of Vivendi Universal securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All five members of the Human Resources Committee of Seagram's board of directors are "outside" directors. Described below, however, is information regarding certain entities with which certain of such directors have relationships.

     During the 2000 fiscal year, Seagram agreed to purchase an airplane from Bombardier Inc. for approximately U.S.$37,700,000. Laurent Beaudoin, a Seagram director, is Chairman of the Board, Chairman of the Executive Committee and a director of Bombardier Inc.

     Goldman, Sachs & Co. performs investment banking services and provides investment advice to Seagram and its subsidiaries, including acting as financial advisor to Seagram in connection with the merger transactions, as managing underwriter or participating underwriter in connection with the sale of securities of Seagram and JES, as a dealer in the sale of commercial paper issued by JES, as a market maker in certain securities of JES and as a broker in connection with Seagram's share purchase program. John S. Weinberg, a member of the Human Resources Committee, is a Managing Director of Goldman, Sachs & Co.

                     TRANSACTIONS WITH DIRECTORS AND OTHERS

     During the 2000 fiscal year, Claridge Inc. reimbursed a subsidiary of Seagram for the use of aircraft owned by such subsidiary in the amount of U.S.$199,777. The payment represented Claridge's pro rata share of the applicable operating expenses of the aircraft. During the 2000 fiscal year, Seagram paid or accrued rent and reimbursed expenses to Claridge in the amount of Cdn.$99,320 (and Cdn.$84,000 during the current fiscal year to October 23, 2000) for the use by Seagram of office and parking space and secretarial services. The CRBFT owns all of the shares of Claridge. Charles R. Bronfman and Samuel Minzberg are among the directors and officers of Claridge.

     During the 2000 fiscal year, The Andrea & Charles Bronfman Philanthropies, Inc., a charitable organization, paid or accrued rent and reimbursed Seagram in the amount of U.S.$67,368 (and approximately U.S.$21,000 during the current fiscal year to October 23, 2000) for use by such organization of office space in Seagram's offices in New York. Andrea Bronfman and Charles R. Bronfman are directors of The Andrea & Charles Bronfman Philanthropies, Inc.

     Since the beginning of the last fiscal year, Frank Alcock, the father-in-law of Edgar Bronfman, Jr., has provided consulting services to affiliates of Seagram for U.S.$6,250 per month.

     Samuel Minzberg is of counsel to the Montreal office of Goodman Phillips & Vineberg, a law firm which provided legal services to Seagram during the 2000 fiscal year.

     Barclays extends credit and provides other services to Seagram and its subsidiaries, including serving as a lender under several credit agreements. Matthew W. Barrett, a Seagram director, is Group Chief Executive of Barclays PLC and a director of Barclays PLC and Barclays Bank PLC.

     Universal owns approximately 26% of the common stock of Loews Cineplex Entertainment Corporation, based on the information as of May 15, 2000 set forth in the proxy statement of Loews Cineplex dated May 25, 2000 and based on shares outstanding as of August 31, 2000, as set forth in the quarterly report on Form 10-Q of Loews Cineplex for the quarter ended August 31, 2000. In the normal course of its business, Universal receives certain film licensing fees from Loews Cineplex and pays Loews Cineplex distribution fees. Entities and persons related to Charles R. Bronfman hold approximately 7% of the common stock of Loews Cineplex based on shares outstanding as of August 31, 2000 as set forth in the quarterly report on Form 10-Q of Loews Cineplex for the quarter ended August 31, 2000.

     In connection with Seagram's acquisition of PolyGram, Seagram and Philips entered into a stockholders agreement providing for certain arrangements relating to Philips' ownership of shares following consummation of the acquisition. Under the stockholders agreement, Seagram agreed to use its best efforts to cause the election of the chief executive officer of Philips to the Seagram board of directors for so long as Philips beneficially owns at least 5% of the shares. As of October 23, 2000, Philips owned approximately 10.77% of Seagram's common shares, which it acquired as part of Seagram's acquisition of PolyGram in fiscal 1999. Cornelis Boonstra, a director of Seagram, is Chairman of the Board of Management and President of Philips. In addition, the agreement provides that at any time Philips is entitled to designate a director, Philips will also be entitled to appoint one ex officio member of the board of directors. The ex officio member will receive notice of and attend board meetings and receive all information circulated or made available to the board of directors. However, the ex officio member is not a member of the board for purposes of determining a quorum or for any other purpose, and does not have the right to vote on any matter voted on by the board.

     Under the stockholders agreement, subject to certain conditions, Philips will vote its shares to cause each of the nominees designated by the board of directors to be elected to the board. In connection with any vote of Seagram shareholders relating to any other matter, unless Seagram otherwise consents in writing, Philips will vote its shares, at its option, either proportionately on the same basis as the other shareholders vote or as recommended by the board of directors. The stockholders agreement also:

     - restricts Philips from transferring its shares;

     - prohibits Philips from acquiring any additional shares or participating in certain extraordinary transactions involving Seagram or any material portion of its business; and

     - grants to Philips customary demand and piggyback rights for the registration of its shares.

     Philips and subsidiaries of Seagram are parties to intellectual property and distribution arrangements containing normal business terms and conditions.

     Universal holds an effective 43% interest in USA Networks, Inc. ("USA Networks"), based on shares outstanding as of July 31, 2000, as set forth in the quarterly report on Form 10-Q of USA Networks for the quarter ended June 30, 2000, through its ownership of common stock and class B common stock of USA Networks and shares of USANi LLC, a subsidiary of USA Networks, which Universal can exchange for common stock and class B common stock of USA Networks. Universal is party to a governance agreement among USA Networks, Universal, Liberty Media and Barry Diller. The governance agreement:

     - limits Universal from acquiring additional equity securities of USA Networks;

     - restricts Universal from transferring USA Networks securities;

     - provides for representation by Universal and Liberty Media on USA Networks' board of directors; and

     - lists fundamental actions that require the consent of Universal, Liberty Media and Mr. Diller before USA Networks can take those actions.

     In addition, Universal has entered into a stockholders agreement among Universal, Liberty Media, Mr. Diller, USA Networks and Seagram. The stockholders agreement:

     - governs the acquisition of additional USA Networks securities by Liberty Media;

     - restricts the transfer of shares; and

     - generally grants Mr. Diller voting control over all of the USA Networks capital stock owned by Universal and Liberty Media except with respect to the fundamental actions discussed above.

     Universal is also party to a spinoff agreement among Universal, Liberty Media and USA Networks providing for interim management arrangements in the event that Mr. Diller ceases to be Chief Executive Officer of USA Networks or becomes disabled. In addition, Universal has entered into agreements with USA Networks providing for various ongoing business arrangements, including:

     - an international distribution agreement granting Universal the right to distribute internationally, programs produced by USA Networks for a fee;

     - a domestic distribution agreement granting USA Networks the right to distribute specific Universal programming, including Universal's library of television programs, for a fee;

     - a 50-50 joint venture managed by Universal and governing the development and exhibition of the USA Network, the Sci-Fi Channel and Universal's new action/suspense channel, 13th Street, outside of the United States; and

     - a transition services agreement and agreements relating to merchandising, music administration and music publishing, home video distribution, the use by USA Networks of Universal's studio facilities and certain other matters.

     The parties negotiated these ongoing arrangements, which contain normal business terms and conditions, on an arms' length basis. Under the agreement governing Universal's investment in USA Networks, at various times since March 1998 Universal and Liberty Media have exercised their preemptive rights to purchase additional shares of USANi LLC shares following issuances of common stock by USA Networks. Universal and Liberty Media may continue to exercise these preemptive rights from time to time in the future. Mr. Diller is the Chairman of the Board and Chief Executive Officer of USA Networks and, based on the information as of January 31, 2000 set forth in the proxy statement of USA Networks dated March 6, 2000, owns or has the right to vote, pursuant to the stockholders agreement, approximately 14% of the outstanding USA Networks common stock and 100% of the outstanding USA Networks class B common stock and has approximately 75% of the outstanding total voting power of USA Networks common stock and USA Networks class B common stock.

     On May 28, 1999, USA Networks acquired from Universal Studios Holding I Corp. all of the capital stock of PolyGram Filmed Entertainment, Inc. ("PFE"), including the domestic motion picture and home video distribution organization conducted as PolyGram Films, PolyGram Video, PolyGram Filmed Entertainment Canada, Gramercy Pictures, Interscope Communications and Propaganda Films. Universal acquired PFE in December 1998 as part of Seagram's approximately U.S.$10.6 billion acquisition of PolyGram. At the time of the sale of PFE to USA Networks, USA Networks agreed to pay or assume certain liabilities relating to the acquired businesses, and Universal and USA Networks entered into agreements providing for various ongoing business arrangements between Universal and USA Networks, including, among others:

     - a domestic theatrical distribution agreement, pursuant to which USA Networks made a U.S.$200 million interest bearing loan to Universal's parent which is due in approximately eight years unless repaid earlier from receipts arising from distribution of specified motion pictures which USA Networks has the exclusive right to distribute theatrically, on television and on video in the United States and Canada for a fee;

     - an ancillary services agreement, pursuant to which the parties will provide certain customary transitional services to each other during the six months following the closing;

     - a videogram fulfillment agreement, pursuant to which Universal or one of its affiliates will provide certain "pick, pack and ship" and related fulfillment services in the United States and Canada with respect to videos containing motion pictures of USA Networks; and

     - a music administration agreement, pursuant to which, subject to certain specified exceptions, USA Networks appointed Universal-MCA Music Publishing to be the exclusive administrator for 15 years of USA Networks' interest in certain music publishing rights to music compositions owned or controlled by USA Networks which are written for or used in motion pictures and videos following the closing.

     These arrangements were negotiated by the parties on an arms' length basis and contain customary business terms and conditions. In the ordinary course of business, and otherwise from time to time, Seagram and Vivendi Universal may determine to enter into other agreements with USAi and its subsidiaries.

     Seagram considers the amounts paid or received in the transactions described under "Human Resources Committee Interlocks and Insider Participation" to be reasonable and competitive and management believes they are comparable to those which would have been paid to or received from others.

     Seagram maintains directors' and officers' liability insurance, which insures the directors and officers of Seagram and its subsidiaries against losses from certain claims brought against its directors and officers. The policy has an aggregate limit of U.S.$100 million with a deductible of U.S.$500,000. The annual premium is U.S.$537,256, which has been paid for the policy year ending October 2000.

     Charles R. Bronfman's principal residence is in Palm Beach, Florida, Edgar Bronfman, Jr.'s principal residence is in New York, New York, Samuel Minzberg's principal residence is in Westmount, Quebec, Frank Alcock's principal residence is in Caracas, Venezuela, Matthew W. Barrett's principal residence is in London, England, Cornelis Boonstra's principal residence is in Amsterdam, the Netherlands and Barry Diller's principal residence is in Clearwater, Florida.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1&2.  Financial Statements and Financial Statement Schedules
         The financial statements and schedules filed as part of or incorporated by reference in this Report are listed in the accompanying Index to Financial Statements.
3.       Exhibits
         The exhibits filed as part of or incorporated by reference in this Report are listed in the accompanying Exhibit Index.
         Exhibits 10(s) through 10(ww) listed in the accompanying
         Exhibit Index identify management contracts or compensatory plans or arrangements.
(b)      Current Reports on Form 8-K
1. A Current Report on Form 8-K dated June 26, 2000 was filed to report under Item 5 and file under Item 7 a press release announcing that the Corporation had agreed to enter into a strategic business combination with Vivendi S.A. and Canal
         Plus S.A.
2. A Current Report on Form 8-K dated August 17, 2000 was filed to report under Item 5 and file under Item 7 Seagram's consolidated financial statements for the fiscal year ended
         June 30, 2000 together with management's discussion and analysis of financial condition and results of operations.

                           FORWARD-LOOKING STATEMENTS

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

                                          THE SEAGRAM COMPANY LTD.
                                                 (Registrant)

                                          By /s/   FRANK MERGENTHALER
                                            ------------------------------------
                                                     Frank Mergenthaler
                                            Senior Vice President of Finance and
                                                  Chief Accounting Officer

Date: October 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Principal Executive Officer:

*                                                      Director, President and Chief Executive Officer
---------------------------------------------------
Edgar Bronfman, Jr.

Principal Financial Officer:

               /s/ BRIAN C. MULLIGAN                   Executive Vice President and Chief Financial
---------------------------------------------------    Officer
                 Brian C. Mulligan

Principal Accounting Officer:

              /s/ FRANK MERGENTHALER                   Senior Vice President of Finance and Chief
---------------------------------------------------    Accounting Officer
                Frank Mergenthaler

Directors:

  Edgar M. Bronfman*                                   Director, Chairman of the Board

  The Hon. Charles R. Bronfman*                        Director, Co-Chairman of the Board and Chairman
                                                       of the Executive Committee

  Samuel Bronfman II*                                  Director

  Stephen R. Bronfman *                                Director

  Matthew W. Barrett*                                  Director

  Laurent Beaudoin*                                    Director

  Cornelis Boonstra*                                   Director

  Richard H. Brown*                                    Director

  Andre Desmarais*                                     Director

  Barry Diller*                                        Director

  Michele J. Hooper*                                   Director

  David L. Johnston*                                   Director

  Marie-Josee Kravis*                                  Director

  Samuel Minzberg*                                     Director

  John S. Weinberg*                                    Director

---------------
* By signing his name hereto, Brian C. Mulligan signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By /s/ BRIAN C. MULLIGAN
    -------------------------------------------------------
          Brian C. Mulligan, Attorney-in-fact

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

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   FISCAL YEARS ENDED JUNE 30,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              ----------    ----------    ---------
                                                              U.S. DOLLARS IN MILLIONS, EXCEPT PER
                                                                          SHARE AMOUNTS
Revenues....................................................   $15,686       $12,312       $9,474
Cost of revenues............................................     9,006         7,337        5,525
Selling, general and administrative expenses................     5,986         4,820        3,396
Restructuring charge (credit)...............................       (59)          405           --
                                                               -------       -------       ------
Operating income (loss).....................................       753          (250)         553
Interest, net and other expense.............................       661           457          228
Gain on sale of businesses..................................        98            --           --
Gain on USA transactions....................................        --           128          360
Gain on sale of Time Warner shares..........................        --            --          926
                                                               -------       -------       ------
                                                                   190          (579)       1,611
Provision (benefit) for income taxes........................       158           (33)         638
Minority interest...........................................        17           (26)          48
Equity earnings (losses) from unconsolidated companies......       109           137          (45)
                                                               -------       -------       ------
Income (loss) from continuing operations....................       124          (383)         880
Income (loss) from discontinued Tropicana operations, after
  tax.......................................................        --            (3)          66
Gain on sale of discontinued Tropicana operations, after
  tax.......................................................        --         1,072           --
Cumulative effect of change in accounting principle, after
  tax.......................................................       (84)           --           --
                                                               -------       -------       ------
Net income..................................................   $    40       $   686       $  946
                                                               =======       =======       ======
EARNINGS PER SHARE -- BASIC
  Income (loss) from continuing operations..................   $  0.28       $ (1.01)      $ 2.51
  Discontinued Tropicana operations, after tax..............        --          2.82         0.19
  Cumulative effect of change in accounting principle, after
     tax....................................................     (0.19)           --           --
                                                               -------       -------       ------
  Net income................................................   $  0.09       $  1.81       $ 2.70
                                                               =======       =======       ======
EARNINGS PER SHARE -- DILUTED
  Income (loss) from continuing operations..................   $  0.28       $ (1.01)      $ 2.49
  Discontinued Tropicana operations, after tax..............        --          2.82         0.19
  Cumulative effect of change in accounting principle, after
     tax....................................................     (0.19)           --           --
                                                               -------       -------       ------
  Net income................................................   $  0.09       $  1.81       $ 2.68
                                                               =======       =======       ======

        The accompanying notes are an integral part of these statements.
                                                                       U.S. GAAP

                           CONSOLIDATED BALANCE SHEET

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
ASSETS
Cash and cash equivalents...................................     $ 1,230          $ 1,533
Receivables, net of allowances..............................       2,697            2,985
Inventories.................................................       2,422            2,627
Other current assets........................................       1,450            1,736
                                                                 -------          -------
          TOTAL CURRENT ASSETS..............................       7,799            8,881
Investments.................................................       5,603            5,663
Film costs, net of amortization.............................         991            1,251
Music catalogs, artists' contracts and advances.............       2,803            3,348
Property, plant and equipment, net..........................       3,099            3,158
Goodwill and other intangible assets........................      11,814           11,871
Other assets................................................         699              839
                                                                 -------          -------
                                                                 $32,808          $35,011
                                                                 =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current portion of long-term
  debt......................................................     $   499          $ 1,053
Payables and accrued liabilities............................       3,960            4,808
Accrued royalties and participations........................       2,263            2,285
                                                                 -------          -------
          TOTAL CURRENT LIABILITIES.........................       6,722            8,146
Long-term debt..............................................       7,378            7,468
Accrued royalties and participations........................         575              434
Deferred income taxes.......................................       2,696            2,698
Other liabilities...........................................       1,326            1,499
Minority interest...........................................       1,882            1,878
                                                                 -------          -------
          TOTAL LIABILITIES.................................      20,579           22,123
                                                                 -------          -------
Shareholders' Equity
  Shares without par value..................................       4,762            4,575
  Retained earnings.........................................       8,460            8,707
  Accumulated other comprehensive income....................        (993)            (394)
                                                                 -------          -------
          TOTAL SHAREHOLDERS' EQUITY........................      12,229           12,888
                                                                 -------          -------
                                                                 $32,808          $35,011
                                                                 =======          =======

        The accompanying notes are an integral part of these statements.

                             Approved by the Board

            /s/ EDGAR M. BRONFMAN                         /s/ MATTHEW W. BARRETT
---------------------------------------------  ---------------------------------------------
              Edgar M. Bronfman                             Matthew W. Barrett
                  Director                                       Director

                                                                       U.S. GAAP

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              ------    -------    -------
                                                                U.S. DOLLARS IN MILLIONS
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $  124    $  (383)   $   880
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided:
  Depreciation and amortization of assets...................     720        527        289
  Amortization of goodwill..................................     347        246        127
  Gain on sale of businesses................................     (98)        --         --
  Gain on sale of Time Warner shares........................      --         --       (926)
  Gain on USA transactions..................................      --       (128)      (360)
  Minority interest in income (loss) of subsidiaries........      17        (26)        48
  Equity earnings from unconsolidated companies (in excess
     of) less than dividends received.......................     (35)       (45)       101
  Deferred income taxes.....................................      83         92        447
  Other.....................................................      69        120        (69)
  Changes in assets and liabilities, net of effect of
     acquisitions and dispositions:
     Receivables, net of allowances.........................     (60)       952       (324)
     Inventories............................................    (101)       (85)        14
     Other current assets...................................     390          6       (524)
     Music catalogs, artists' contracts and advances........      50         (2)       (88)
     Payables and accrued liabilities.......................    (574)       (69)        (7)
     Other liabilities......................................    (134)      (270)       151
                                                              ------    -------    -------
                                                                 674      1,318     (1,121)
                                                              ------    -------    -------
Net cash provided by (used for) operating activities........     798        935       (241)
                                                              ------    -------    -------
INVESTING ACTIVITIES
Acquisition of PolyGram.....................................      --     (8,607)        --
Sale of Tropicana...........................................      --      3,288         --
Sale of Champagne operations................................     310         --         --
Sale of Universal Concerts..................................     190         --         --
Sale of Time Warner shares..................................      --         --      1,863
USA transactions............................................    (242)      (243)      (368)
Capital expenditures........................................    (607)      (531)      (410)
Other.......................................................      69        (43)      (386)
                                                              ------    -------    -------
Net cash (used for) provided by investing activities........    (280)    (6,136)       699
                                                              ------    -------    -------
FINANCING ACTIVITIES
Dividends paid..............................................    (287)      (247)      (231)
Issuance of shares..........................................      --      1,417         --
Issuance of shares upon exercise of stock options and
  conversion of LYONs.......................................     187        314         86
Issuance of Adjustable Conversion-rate Equity Security
  Units.....................................................      75        900         --
Issuance of long-term debt..................................      99      5,086         41
Repayment of long-term debt.................................    (108)    (1,066)       (37)
Shares purchased and retired................................      --         --       (753)
(Decrease) increase in short-term borrowings and current
  portion of long-term debt.................................    (787)      (841)     1,053
                                                              ------    -------    -------
Net cash (used for) provided by financing activities........    (821)     5,563        159
                                                              ------    -------    -------
Net cash (used for) provided by continuing operations.......    (303)       362        617
                                                              ------    -------    -------
Net cash (used for) provided by discontinued operations.....      --         (3)        67
                                                              ------    -------    -------
Net (decrease) increase in cash and cash equivalents........    (303)       359        684
Cash and cash equivalents at beginning of period............   1,533      1,174        490
                                                              ------    -------    -------
Cash and cash equivalents at end of period..................  $1,230    $ 1,533    $ 1,174
                                                              ======    =======    =======

        The accompanying notes are an integral part of these statements.
                                                                       U.S. GAAP

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             COMMON SHARES
                                           WITHOUT PAR VALUE                   ACCUMULATED
                                         ---------------------                    OTHER            TOTAL
                                           NUMBER                 RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                         (THOUSANDS)    AMOUNT    EARNINGS       INCOME           EQUITY
                                         -----------    ------    --------    -------------    -------------
                                                 U.S. DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
BALANCE AT JUNE 30, 1997...............    365,281      $ 809      $8,259         $ 354           $ 9,422
Components of comprehensive income:
  Net income...........................                               946                             946
  Currency translation adjustments.....                                             (72)              (72)
  Unrealized holding loss in equity
    securities, net of $44 tax
    benefit............................                                             (82)              (82)
                                                                                                  -------
  Total comprehensive income...........                                                               792
                                                                                                  -------
  Dividends paid ($.66 per share)......                              (231)                           (231)
  Shares issued -- exercise of stock
    options............................      2,751         84                                          84
               -- conversion of
    LYONs..............................         48          2                                           2
  Shares purchases and retired.........    (20,948)       (47)       (706)                           (753)
                                           -------      ------     ------         -----           -------
BALANCE AT JUNE 30, 1998...............    347,132        848       8,268           200             9,316
Components of comprehensive income:
  Net income...........................                               686                             686
  Currency translation adjustments.....                                            (599)             (599)
  Unrealized holding gain in equity
    securities, net of $8 tax..........                                               5                 5
                                                                                                  -------
  Total comprehensive income...........                                                                92
                                                                                                  -------
  Dividends paid ($.66 per share)......                              (247)                           (247)
  Shares issued -- exercise of stock
                   options and other
                   compensation........      8,493        312                                         312
               -- conversion of
    LYONs..............................         26          2                                           2
               -- issuance of common
    shares.............................     76,904      3,413                                       3,413
                                           -------      ------     ------         -----           -------
BALANCE AT JUNE 30, 1999...............    432,555      4,575       8,707          (394)           12,888
Components of comprehensive income:
  Net income...........................                                40                              40
  Currency translation adjustments.....                                            (348)             (348)
  Unrealized holding loss in equity
    securities, net of $140 tax
    benefit............................                                            (251)             (251)
                                                                                                  -------
  Total comprehensive income...........                                                              (559)
                                                                                                  -------
  Dividends paid ($.66 per share)......                              (287)                           (287)
  Shares issued -- exercise of stock
                   options and other
                   compensation........      4,585        183                                         183

               -- conversion of
    LYONs..............................         87          4                                           4
                                           -------      ------     ------         -----           -------
BALANCE AT JUNE 30, 2000...............    437,227      $4,762     $8,460         $(993)          $12,229
                                           =======      ======     ======         =====           =======

        The accompanying notes are an integral part of these statements.
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

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

REVENUES AND COSTS

     Music Revenues from the sale of recorded music, net of a provision for estimated returns and allowances, are recognized upon shipment to third parties. Advances to established recording artists and direct costs associated with the creation of record masters are capitalized and are charged to expense as the related royalties are earned, or when the amounts are determined to be unrecoverable. The advances are expensed when past performance or current popularity does not provide a sound basis for estimating that the advance will be recovered from future royalties.

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

     Filmed Entertainment Generally, theatrical films are first distributed in the worldwide theatrical and home video markets. Subsequently, theatrical films are made available for worldwide pay television, network exhibition, television syndication and basic cable television. Television films from the Company's library may be licensed for domestic and foreign syndication, cable or pay television and home video. Theatrical revenues from the distribution of films are recognized as the films are exhibited. Revenues from television and pay television licensing agreements are recognized when the films are available for telecast, and all other conditions of the sale have been met. Home video product revenues, less a provision for estimated returns and allowances, are recognized upon availability of product for retail sale. Film costs are stated at the lower of cost, less accumulated amortization, or net realizable value. The estimated total film production and participation costs are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues and costs can change significantly due to a variety of factors, including the level of market acceptance of film and television products. Accordingly, revenue and cost estimates are reviewed quarterly and revisions to amortization rates or write-downs to net realizable value may occur.

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

     Recreation and Other Revenues at theme parks are recognized at the time of visitor attendance. Revenues for retail operations are recognized at point-of-sale.

     Spirits and Wine Revenues from the sale of spirits and wines are recognized when products are shipped. The Company establishes provisions for estimated returns and allowances at the time of shipment. Accruals for customer discounts and rebates are recorded when revenues are recognized.

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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

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

NEW ACCOUNTING GUIDANCE

     Start-Up Costs It has been the Company's policy to capitalize one-time, direct incremental costs incurred prior to the initial opening of major recreation facilities, including sales and marketing, park set-up
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

and training. Capitalized start-up costs were amortized over a twelve-month period upon the opening of the facility. At June 30, 1999, capitalized costs were $141 million. Amortization of start-up costs were $14 million and $1 million in fiscal 1999 and 1998, respectively. On July 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 resulted in an $84 million non-cash after-tax charge in fiscal 2000, which was recorded as a cumulative effect of a change in accounting principle.

     Financial Instruments SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board
(FASB), will require the Company to recognize all derivatives in the financial statements at fair value beginning July 1, 2000. Changes in the fair value of all derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used to hedge fair-value or cash-flow transactions. The ineffective portion of all hedges will be recognized in current-period earnings. The adoption of SFAS 133 will not have a material effect on the Company's financial statements.

     Film Accounting In June 2000, the AcSEC issued SOP 00-2, Accounting by Producers or Distributors of Films. The SOP supersedes current film accounting standards related to the recognition of revenues, costs and expenses and film cost valuation and will be adopted by the Company on July 1, 2000. The SOP requires that advertising costs for theatrical and television product be expensed as incurred. Additionally, the SOP requires that certain abandoned project costs, which were previously capitalized as film costs, be expensed on an accelerated basis. Film costs are also required to be presented on the balance sheet as noncurrent assets. In connection with the adoption of SOP 00-2, the Company will expense story costs as incurred. The adoption of SOP 00-2 will result in an approximate $360 million non-cash after-tax charge to reduce the carrying value of film inventory, which will be reported as a cumulative effect of a change in accounting principle.

     RECLASSIFICATIONS Certain prior period amounts in the financial statement notes have been reclassified to conform with the current year presentation.

NOTE 2  SIGNIFICANT TRANSACTIONS

  Acquisition of PolyGram

     On December 10, 1998, the Company acquired 99.5 percent of the outstanding shares of PolyGram N.V. (PolyGram), a global music and entertainment company, for $8,607 million in cash and approximately 47.9 million common shares of the Company. Substantially all of the common shares were issued to Koninklijke Philips Electronics N.V., which had owned 75 percent of the PolyGram shares. The acquisition has been accounted for under the purchase method of accounting, and accordingly the results of the operations of PolyGram are included in the results of the Company's music and filmed entertainment segments from the date of acquisition. The acquisition was financed through both short-term and long-term borrowings

     Allocation of Purchase Price -- The Company completed a purchase price study related to its acquisition of PolyGram in order to assess and allocate the purchase price among tangible and intangible assets acquired

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

and liabilities assumed, based on fair values at the acquisition date. The final allocation of purchase price follows:

                                                              U.S. DOLLARS IN MILLIONS
                                                              ------------------------
Identifiable intangible assets..............................          $ 2,774
Goodwill....................................................            9,616
Accrual for exit activities.................................             (510)
All other, net..............................................           (1,080)
                                                                      -------
                                                                      $10,800
                                                                      =======

     Intangible Assets -- Identifiable intangible assets consist of music catalogs, artists' contracts, music publishing assets, distribution networks and customer relationships. Acquired music catalogs, artists' contracts and music publishing assets are amortized over periods ranging from 14 to 20 years, on an accelerated basis, and other intangibles are amortized over a 40-year period, on a straight-line basis. Goodwill is the excess of purchase price over the fair value of assets acquired and liabilities assumed, and is amortized on a straight-line basis over a 40-year period.

     Accrual for Exit Activities -- In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. The accrual for exit activities consists principally of facility elimination costs, including leasehold termination payments and incremental facility closure costs, contract terminations, relocation costs and the severance of approximately 1,700 employees. The utilization of the accrual for exit activities to date follows:

                                                                UTILIZED
                                                            -----------------     BALANCE AT
                                         EXIT ACTIVITIES    CASH     NON-CASH    JUNE 30, 2000
                                         ---------------    -----    --------    -------------
                                                       U.S. DOLLARS IN MILLIONS
Facility elimination costs.............       $ 45          $ (23)     $ (1)         $ 21
Contract terminations..................         68            (44)      (13)           11
Severance or relocation................        397           (207)      (15)          175
                                              ----          -----      ----          ----
                                              $510          $(274)     $(29)         $207
                                              ----          -----      ----          ----

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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

other branded fruit juices and beverages. Summarized financial information related to the discontinued Tropicana business follows:

                                                         PERIOD ENDED      FISCAL YEAR ENDED
                                                        AUGUST 25, 1998      JUNE 30, 1998
                                                        ---------------    -----------------
                                                              U.S. DOLLARS IN MILLIONS
Revenues..............................................       $337               $1,986
Cost of revenues......................................        266                1,394
Selling, general and administrative expenses..........         68                  423
                                                             ----               ------
Operating income......................................          3                  169
Interest expense......................................          3                   39
Provision for income taxes............................          3                   64
                                                             ----               ------
Income (loss) from discontinued operations............       $ (3)              $   66
                                                             ====               ======

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

  Pro Forma Financial Information

     The unaudited condensed pro forma income statement data presented below assume the PolyGram acquisition, the sale of Tropicana and the USA transactions occurred at the beginning of the 1998 fiscal year. The pro forma information is not necessarily indicative of the combined results of operations of the Company that would have occurred if the transactions had occurred on the date previously indicated, nor is it necessarily indicative of future operating results of the Company.
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

                                                                  FISCAL YEARS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              U.S. DOLLARS IN MILLIONS,
                                                                   EXCEPT PER SHARE
                                                                       AMOUNTS
Revenues....................................................    $15,344        $14,587
Net income (loss)...........................................    $  (208)       $   447
Earnings (loss) per share:
  Basic.....................................................    $ (0.52)       $  1.12
  Diluted...................................................    $ (0.52)       $  1.11

  Other Transactions

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

     Time Warner Shares On February 5, 1998, the Company sold 15 million shares of Time Warner common stock for pre-tax proceeds of $958 million. On May 27, 1998, the Company sold its remaining 11.8 million shares of Time Warner common stock for pre-tax proceeds of $905 million. The aggregate gain on the sale of the shares was $926 million ($602 million after tax).

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

                                                                      FILMED
                                                          MUSIC    ENTERTAINMENT    TOTAL
                                                          -----    -------------    -----
                                                             U.S. DOLLARS IN MILLIONS
Severance and other employee-related costs..............  $111          $15         $126
Facilities and labels...................................   124            4          128
Contract termination and other costs....................    78           73          151
                                                          ----          ---         ----
                                                          $313          $92         $405
                                                          ----          ---         ----

     The severance and other employee-related costs provided for a reduction of approximately 1,200 employees worldwide related to facility closures, duplicate position eliminations and streamlining of operations related to cost reduction initiatives. The facilities and labels elimination costs provided for domestic and international lease and label terminations and the write-off of the net book value of furniture, fixtures and equipment and leasehold improvements for vacated properties. The costs of contract terminations were comprised primarily of artists' contracts, distribution contracts, story property commitments and filmed entertainment term deals. The cash and non-cash elements of the restructuring charge approximated $318
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

million and $87 million, respectively. Many restructuring activities are complete or near completion. Due to the favorable settlement of certain contractual and employee severance obligations, $59 million of the original restructuring charge was credited to income in the second quarter of fiscal 2000. The utilization of the restructuring charge to date follows:

                                                                       UTILIZED
                                        ORIGINAL   RESTRUCTURING   ----------------    BALANCE AT
                                         CHARGE       CREDIT       CASH    NON-CASH   JUNE 30, 2000
                                        --------   -------------   -----   --------   -------------
                                                         U.S. DOLLARS IN MILLIONS
Severance and other employee-related
  costs...............................    $126         $(12)       $ (74)    $ (3)        $ 37
Facilities and labels.................     128          (35)          (9)     (56)          28
Contract termination and other
  costs...............................     151          (12)         (75)     (28)          36
                                          ----         ----        -----     ----         ----
                                          $405         $(59)       $(158)    $(87)        $101
                                          ====         ====        =====     ====         ====

     As of June 30, 2000, essentially all of the employees provided for under the restructuring initiative have separated from the Company. Remaining restructuring activities relate principally to contractual obligations and severance payments to be made in future periods.

NOTE 4  INVESTMENTS

     The Company's investments consist of:

                                                             JUNE 30, 2000    JUNE 30, 1999
                                                             -------------    -------------
                                                                U.S. DOLLARS IN MILLIONS
Equity method investments:
  USANi LLC................................................     $2,719           $2,329
  Other....................................................      1,568            1,710
                                                                ------           ------
                                                                 4,287            4,039
                                                                ------           ------
Cost and fair-value investments:
  DuPont...................................................        719            1,123
  USAi common stock........................................        393              365
  USAi Class B common stock................................        136              136
  Other....................................................         68               --
                                                                ------           ------
                                                                 1,316            1,624
                                                                ------           ------
                                                                $5,603           $5,663
                                                                ======           ======

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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

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

     Summarized financial information for the Company's investments in unconsolidated companies, derived from unaudited historical financial results, follows:

SUMMARIZED BALANCE SHEET INFORMATION

                                                             JUNE 30, 2000    JUNE 30, 1999
                                                             -------------    -------------
                                                                U.S. DOLLARS IN MILLIONS
Current assets.............................................     $ 2,250          $ 1,897
Noncurrent assets..........................................      12,781           11,928
                                                                -------          -------
                                                                $15,031          $13,825
                                                                =======          =======
Current liabilities........................................     $ 2,123          $ 1,991
Noncurrent liabilities.....................................       4,693            3,883
Equity.....................................................       8,215            7,951
                                                                -------          -------
                                                                $15,031          $13,825
                                                                =======          =======
Proportionate share of net assets of unconsolidated
  companies................................................     $ 3,392          $ 3,691
                                                                =======          =======

     Approximately $700 million of the cost of the 1995 Universal acquisition was allocated to goodwill related to investments in unconsolidated companies and is being amortized on a straight-line basis over 40 years.

SUMMARIZED STATEMENT OF OPERATIONS

                                                            FISCAL YEARS ENDED JUNE 30,
                                                           -----------------------------
                                                            2000       1999       1998
                                                           -------    -------    -------
                                                             U.S. DOLLARS IN MILLIONS
Revenues.................................................  $6,117     $5,294     $4,561
Earnings before interest and taxes.......................  $  286     $  351     $  366
Net income...............................................  $  241     $  314     $  173

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

  Cost and fair-value investments

     DuPont -- At June 30, 2000, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

value which was $719 million at June 30, 2000. The underlying historical book value of the DuPont shares is $187 million, which represents the historical cost of the shares plus unremitted earnings related to those shares.

     USAi -- At June 30, 2000, the Company owned 18.2 million shares of the outstanding common stock of USAi. The investment, which is accounted for at market value ($393 million at June 30, 2000), has an underlying cost of $211 million. At June 30, 2000, the Company also owned 13.4 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.

     Other -- Other cost and fair-value investments at June 30, 2000, are primarily related to our music electronic business initiatives.

NOTE 5  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

LONG-TERM DEBT

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
6.5% Debentures due 2003....................................     $  200           $  200
8.35% Debentures due 2006...................................        200              200
8.35% Debentures due 2022...................................        200              200
6.875% Debentures due 2023..................................        200              200
6% Swiss Franc Bonds due 2085 (SF 250 million)..............        153              162
7.50% Adjustable Conversion-rate Equity Security Units(1)...      1,004              927
Other.......................................................        293              208
                                                                 ------           ------
                                                                  2,250            2,097
                                                                 ------           ------
Joseph E. Seagram & Sons, Inc. (JES), guaranteed by Company:
  5.79% Senior Notes due 2001...............................        250              250
  6.25% Senior Notes due 2001...............................        600              600
  6.4% Senior Notes due 2003................................        400              400
  6.625% Senior Notes due 2005..............................        475              475
  8.375% Debentures due 2007................................        200              200
  7% Debentures due 2008....................................        200              200
  6.8% Senior Notes due 2008................................        450              450
  8.875% Debentures due 2011................................        223              223
  9.65% Debentures due 2018.................................        249              249
  7.5% Senior Debentures due 2018...........................        875              875
  9% Debentures due 2021....................................        198              198
  7.6% Senior Debentures due 2028...........................        700              700
  8.00% Senior Quarterly Income Debt Securities due 2038
     (QUIDS)................................................        550              550
  Liquid Yield Option Notes (LYONs)(2)......................          9                9
                                                                 ------           ------
                                                                  5,379            5,379
                                                                 ------           ------
                                                                  7,629            7,476
Current portion of long-term debt...........................       (251)              (8)
                                                                 ------           ------
                                                                 $7,378           $7,468
                                                                 ======           ======

---------------
(1) In June 1999, the Company issued 18,500,000 units of the 7.5% Adjustable Conversion-rate Equity Security Units at a stated price of $50.125 for an aggregate initial offering price of $927 million. In
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

    July 1999, the Company issued additional 1,525,000 units of the 7.5% Adjustable Conversion-rate Equity Security Units at a stated price of $50.125 for $77 million. Each unit consists of a contract to purchase common shares of the Company and a subordinated deferrable note of its subsidiary, Joseph E. Seagram & Sons, Inc., that is guaranteed by the Company. Under the purchase contracts, on June 21, 2002, the unit holders will purchase for $50.125 not more than one and not less than 0.8333 of one share of the Company's common shares per unit, depending on the average trading price of the common shares during a specified trading period in June 2002. The junior subordinated deferrable notes have a principle amount equal to the stated amount of the units and an interest rate of 7.62%. The interest rate on the note is subject to adjustment at March 21, 2002 and the note matures on June 21, 2004. The holders of the units are required to pay contract fees to the Company at an annual rate of .12%. These payments will be funded out of payments made in respect of the notes so that the net distributions on the notes will be 7.5%.

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

                                                               FISCAL YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                U.S. DOLLARS IN MILLIONS
Revenues....................................................  $2,438     $2,242     $2,144
Cost of revenues............................................  $1,514     $1,390     $1,356
Loss from continuing operations.............................  $  (37)    $   (8)    $   (8)
Discontinued Tropicana operations...........................      --         --        (17)
                                                              ------     ------     ------
Net loss....................................................  $  (37)    $   (8)    $  (25)
                                                              ======     ======     ======

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
Current assets..............................................     $ 2,232          $ 1,674
Noncurrent assets...........................................      18,377           18,602
                                                                 -------          -------
                                                                 $20,609          $20,276
                                                                 =======          =======
Current liabilities.........................................     $   879          $ 1,099
Noncurrent liabilities......................................      10,889           10,014
Shareholders' equity........................................       8,841            9,163
                                                                 -------          -------
                                                                 $20,609          $20,276
                                                                 =======          =======

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

NOTE 6  FINANCIAL INSTRUMENTS

     The carrying value of cash, cash equivalents, receivables, short-term borrowings, current portion of long-term debt and payables approximate fair value because maturities are less than one year in duration. The Company's remaining financial instruments consisted of the following:

                                                                 ASSET (LIABILITY)
                                            ------------------------------------------------------------
                                                   JUNE 30, 2000                   JUNE 30, 1999
                                            ----------------------------    ----------------------------
                                            CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                            --------------    ----------    --------------    ----------
                                                              U.S. DOLLARS IN MILLIONS
NONDERIVATIVES
Investments (Note 4)......................     $   431         $ 1,130         $   398         $ 1,488
Long-term debt............................     $(7,378)        $(7,239)        $(7,468)        $(7,600)

DERIVATIVES HELD FOR PURPOSES OTHER THAN
  TRADING
Foreign exchange forwards.................     $    --         $     6         $    --         $    50
Interest rate swaps.......................          --             (41)             --              13
                                               -------         -------         -------         -------
                                               $    --         $   (35)        $    --         $    63
                                               =======         =======         =======         =======

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

NOTE 7  COMMON SHARES, EARNINGS PER SHARE AND STOCK OPTIONS

     The Company is authorized to issue an unlimited number of common and preferred shares without nominal or par value. At June 30, 2000, 58,202,953 common shares were potentially issuable upon the
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

conversion of the LYONs, the exercise of employee stock options, the conversion of deferred share units and the early settlement of the contracts to purchase shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the fiscal years ended June 30, 2000 -- 434,544,033; June 30, 1999 -- 378,193,043; and June 30, 1998 -- 349,874,259. Diluted net income per share was based on the following weighted average number of shares outstanding during the fiscal years ended June 30, 2000 -- 441,366,684; and June 30, 1998 -- 353,604,553. Average shares of 4,933,249 were not included in the computation of 1999 diluted net income per share because to do so would have been anti-dilutive.

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

                                                                 FISCAL YEARS ENDED JUNE 30,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
                                                              U.S. DOLLARS IN MILLIONS, EXCEPT
                                                                      PER SHARE AMOUNTS
Net income (loss):
  As reported...............................................    $   40       $ 686       $ 946
  Pro forma.................................................       (49)        622         892

Basic earnings (loss) per common share:
  As reported...............................................    $ 0.09       $1.81       $2.70
  Pro forma.................................................     (0.11)       1.64        2.55

Diluted earnings (loss) per common share:
  As reported...............................................    $ 0.09       $1.81       $2.68
  Pro forma.................................................     (0.11)       1.64        2.52

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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Transactions involving stock options are summarized as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                               EXERCISE PRICE
                                                              STOCK OPTIONS      OF OPTIONS
                                                               OUTSTANDING      OUTSTANDING
                                                              -------------    --------------
BALANCE, JUNE 30, 1997......................................   32,961,126          $31.79
Granted.....................................................    8,160,909           38.32
Exercised...................................................   (2,751,832)          26.14
Cancelled...................................................     (752,284)          38.53
                                                               ----------          ------
BALANCE, JUNE 30, 1998......................................   37,617,919           33.49
Granted.....................................................   11,674,558           45.40
Exercised...................................................   (8,489,374)          31.50
Cancelled...................................................   (3,234,811)          34.79
                                                               ----------          ------
BALANCE, JUNE 30, 1999......................................   37,568,292           37.53
Granted.....................................................    9,299,360           59.97
Exercised...................................................   (4,583,749)          31.36
Cancelled...................................................     (977,503)          49.31
                                                               ----------          ------
BALANCE, JUNE 30, 2000......................................   41,306,400           42.99
                                                               ==========          ======

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                              WEIGHTED
                                               AVERAGE
                                              REMAINING        WEIGHTED                         WEIGHTED
                                NUMBER       CONTRACTUAL       AVERAGE          NUMBER          AVERAGE
RANGE OF EXERCISE PRICES      OUTSTANDING       LIFE        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------      -----------    -----------    --------------    -----------    --------------
under $30...................   5,451,676         2.7            $27.18         5,385,010         $27.17
$30 - $40...................  19,352,833         6.5             35.67        14,654,396          35.40
$40 - $50...................   5,562,122         8.6             47.66         1,782,782          47.71
$50 - $60...................   3,329,141         8.9             57.37           867,488          57.22
$60 - $70...................   7,610,628         9.6             61.44                --             --
                              ----------                                      ----------
                              41,306,400                                      22,689,676

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

NOTE 8  INCOME TAXES

     The following tables summarize the sources of pre-tax income and the resulting income tax expense:

GEOGRAPHIC COMPONENTS OF PRETAX INCOME

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              ------    ------    -------
                                                               U.S. DOLLARS IN MILLIONS
U.S. .......................................................  $(458)    $(545)    $1,192
Canada......................................................     93        39         51
Other jurisdictions.........................................    555       (73)       368
                                                              -----     -----     ------
Income (loss) from continuing operations, before tax........    190      (579)     1,611
Discontinued Tropicana operations...........................     --     1,445        130
                                                              -----     -----     ------
Income before tax...........................................  $ 190     $ 866     $1,741
                                                              =====     =====     ======

COMPONENTS OF INCOME TAX EXPENSE

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ---------------------------
                                                               2000      1999       1998
                                                              ------    -------    ------
                                                               U.S. DOLLARS IN MILLIONS
Income tax expense (benefit) applicable to:
Continuing operations.......................................   $158      $ (33)     $638
Discontinued Tropicana operations...........................     --        376        64
                                                               ----      -----      ----
Total income tax expense....................................   $158      $ 343      $702
                                                               ====      =====      ====
Current
  Continuing operations
     Federal................................................   $ --      $(256)     $134
     State and local........................................      8          3       (20)
     Other jurisdictions....................................     67        128        77
                                                               ----      -----      ----
                                                                 75       (125)      191
  Discontinued Tropicana operations.........................     --        376        58
                                                               ----      -----      ----
                                                                 75        251       249
                                                               ----      -----      ----
Deferred
  Continuing operations
     Federal................................................    (35)       130       351
     State and local........................................     (2)         2        34
     Other jurisdictions....................................    120        (40)       62
                                                               ----      -----      ----
                                                                 83         92       447
  Discontinued Tropicana operations.........................     --         --         6
                                                               ----      -----      ----
                                                                 83         92       453
                                                               ----      -----      ----
Total income tax expense....................................   $158      $ 343      $702
                                                               ====      =====      ====

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

COMPONENTS OF NET DEFERRED TAX LIABILITY

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
Basis and amortization differences..........................     $   969          $ 1,016
DuPont share redemption.....................................       1,540            1,540
DuPont and USAi investments.................................         471              613
Unremitted foreign earnings.................................         102               89
Other, net..................................................         106              193
                                                                 -------          -------
Deferred tax liabilities....................................       3,188            3,451
                                                                 -------          -------
Employee benefits...........................................         (17)            (114)
Tax credit and net operating loss carryovers................        (515)            (256)
Valuation, doubtful accounts and return reserves............         (23)            (259)
Other, net..................................................        (703)            (697)
                                                                 -------          -------
Deferred tax assets.........................................      (1,258)          (1,326)
Valuation allowance.........................................         270               82
                                                                 -------          -------
                                                                    (988)          (1,244)
                                                                 -------          -------
Net deferred tax liability..................................     $ 2,200          $ 2,207
                                                                 =======          =======

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

EFFECTIVE INCOME TAX RATE -- CONTINUING OPERATIONS

                                                               FISCAL YEARS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
U.S. statutory rate.........................................   35%    (35)%    35%
Goodwill amortization.......................................   58      11       1
Equity income...............................................   25      10      --
Foreign tax at other than U.S. statutory rate...............  (39)      5       4
State and local.............................................    2      --       1
Other.......................................................    2       3      (1)
                                                              ---     ---      --
Effective income tax rate -- continuing operations..........   83%     (6)%    40%
                                                              ===     ===      ==

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

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

     The following tables pertain to the Company's defined benefit pension or postretirement plans principally in the U.S., the U.K., Canada, France, Germany and Japan, and provide reconciliations of the changes in benefit obligations, fair value of plan assets and funded status for the two-year period ending June 30, 2000:

                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    --------------
                                                            2000      1999     2000     1999
                                                           ------    ------    -----    -----
                                                                U.S. DOLLARS IN MILLIONS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................  $1,339    $1,070    $ 182    $ 172
Service cost.............................................      54        48        2        2
Interest cost............................................      81        81       13       12
Plan amendements and acquisitions........................      41       220       (1)       5
Actuarial (gain) loss, net...............................     (77)       21      (12)       1
Benefits paid............................................    (101)      (81)     (11)     (10)
Translation..............................................     (12)      (20)      --       --
                                                           ------    ------    -----    -----
Benefit obligation at end of year........................  $1,325    $1,339    $ 173    $ 182
                                                           ======    ======    =====    =====
FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year...........  $1,365    $1,271    $  --    $  --
Actual return on plan assets.............................      91       127       --       --
Acquisition..............................................      --        45       --       --
Contributions............................................      16        15       11       10
Benefits paid............................................     (95)      (80)     (11)     (10)
Translation..............................................      (9)      (13)      --       --
                                                           ------    ------    -----    -----
Fair value of plan assets at end of year.................  $1,368    $1,365    $  --    $  --
                                                           ======    ======    =====    =====

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    --------------
                                                            2000      1999     2000     1999
                                                           ------    ------    -----    -----
                                                                U.S. DOLLARS IN MILLIONS
FUNDED STATUS
Funded status at end of year.............................  $   43    $   26    $(173)   $(182)
Unrecognized actuarial gain..............................    (212)     (203)     (18)      (3)
Unrecognized prior service (benefit) cost................      55        15      (13)     (16)
Unrecognized net transition (asset) obligation...........      (2)        4       --       --
                                                           ------    ------    -----    -----
Accrued pension liability................................  $ (116)   $ (158)   $(204)   $(201)
                                                           ======    ======    =====    =====

     Amounts recognized in the Company's consolidated balance sheet at June 30 consist of:

                                                                                POSTRETIREMENT
                                                            PENSION BENEFITS       BENEFITS
                                                            ----------------    --------------
                                                             2000      1999     2000     1999
                                                            ------    ------    -----    -----
                                                                 U.S. DOLLARS IN MILLIONS
Prepaid benefit cost......................................  $ 198     $ 181     $  --    $  --
Accrued benefit liability.................................   (314)     (339)     (204)    (201)
                                                            -----     -----     -----    -----
Net liability recognized..................................  $(116)    $(158)    $(204)   $(201)
                                                            =====     =====     =====    =====

     Net periodic pension and other postretirement benefit costs for the fiscal years ended June 30 include the following components:

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                               -----------------------    -----------------------
                                               2000     1999     1998     2000     1999     1998
                                               -----    -----    -----    -----    -----    -----
                                                            U.S. DOLLARS IN MILLIONS
Service cost.................................  $  54    $  48    $  25     $ 2      $ 2      $ 2
Interest cost................................     81       81       70      13       12       11
Expected return on plan assets...............   (125)    (116)    (107)     --       --       --
Amortization of prior service costs..........      8        3        3      (3)      (3)      (3)
Amortization of actuarial gains..............     (7)      (6)      (6)     --       --       (1)
                                               -----    -----    -----     ---      ---      ---
Net benefit cost (credit)....................  $  11    $  10    $ (15)    $12      $11      $ 9
                                               =====    =====    =====     ===      ===      ===

     The weighted average rates and assumptions utilized in accounting for these plans for the fiscal years ended June 30 were:

                                                      PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                    --------------------    -----------------------
                                                    2000    1999    1998    2000     1999     1998
                                                    ----    ----    ----    -----    -----    -----
Discount rate.....................................   8.0%    7.3%    7.0%    8.0%     7.3%     7.0%
Expected return on plan assets....................  10.0%   10.0%   10.8%     --       --       --
Rate of compensation increase.....................   5.0%    4.5%    4.3%    5.0%     4.5%     4.3%

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $212 million, $184 million and $13 million, respectively as of June 30, 2000, and $218 million, $196 million and $15 million, respectively as of June 30, 1999.

     For postretirement benefit measurement purposes, the Company assumed growth in the per capita cost of covered health care benefits (the health care cost trend rate) would gradually decline from 8.2 percent and 7.2 percent in the pre-age 65 and post-age 65 categories, respectively in 1998 to 6 percent and 5 percent, pre-
                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

age 65 and post-age 65, respectively in 2002. In fiscal 2000, a one-percentage-point increase in the annual trend rate would have increased the postretirement benefit obligation by $7 million and the pre-tax expense by $1 million; conversely, a one-percentage-point decrease in the annual trend rate would have decreased the postretirement benefit obligation by $6 million and the pre-tax expense by $1 million.

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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

                                          FILMED        RECREATION    SPIRITS
                             MUSIC     ENTERTAINMENT    AND OTHER     AND WINE    CORPORATE     TOTAL
                            -------    -------------    ----------    --------    ---------    -------
                                                     U.S. DOLLARS IN MILLIONS
JUNE 30, 2000
Revenues..................  $ 6,236       $3,480          $  862       $5,108      $   --      $15,686
EBITDA....................  $ 1,018       $  (61)         $  188       $  727      $   --      $ 1,872
Depreciation and
  amortization............     (730)         (97)           (105)        (125)        (10)      (1,067)
Corporate expenses........       --           --              --           --        (111)        (111)
Restructuring credit......       40           19              --           --          --           59
                            -------       ------          ------       ------      ------      -------
Operating income (loss)...  $   328       $ (139)         $   83       $  602      $ (121)     $   753
                            =======       ======          ======       ======      ======      =======
Segment assets............  $16,082       $7,624          $2,568       $4,521      $2,013(1)   $32,808
Equity method
  investments.............  $    18       $3,177          $1,037       $   55      $   --      $ 4,287
Capital expenditures......  $   263       $  113          $  101       $  121      $    9      $   607
JUNE 30, 1999
Revenues..................  $ 3,751       $2,931          $  818       $4,812      $   --      $12,312
EBITDA....................  $   347       $ (136)         $  133       $  684      $   --      $ 1,028
Depreciation and
  amortization............     (473)         (70)            (88)        (132)        (10)        (773)
Corporate expenses........       --           --              --           --        (100)        (100)
Restructuring charge......     (313)         (92)             --           --          --         (405)
                            -------       ------          ------       ------      ------      -------
Operating income (loss)...  $  (439)      $ (298)         $   45       $  552      $ (110)     $  (250)
                            =======       ======          ======       ======      ======      =======
Segment assets............  $16,392       $7,735          $3,029       $5,165      $2,690(2)   $35,011
Equity method
  investments.............  $    26       $2,810          $1,151       $   52      $   --      $ 4,039
Capital expenditures......  $   135       $  134          $  134       $  128      $   --      $   531
JUNE 30, 1998
Revenues..................  $ 1,461       $2,793          $  695       $4,525      $   --      $ 9,474
EBITDA....................  $    84       $  316          $   99       $  583      $   --      $ 1,082
Depreciation and
  amortization............     (128)         (87)            (75)        (119)         (7)        (416)
Corporate expenses........       --           --              --           --        (113)        (113)
                            -------       ------          ------       ------      ------      -------
Operating income (loss)...  $   (44)      $  229          $   24       $  464      $ (120)     $   553
                            =======       ======          ======       ======      ======      =======
Segment assets............  $ 2,902       $6,638          $3,044       $5,594      $4,001(3)   $22,179
Equity method
  investments.............  $    24       $2,431          $  961       $   21      $   --      $ 3,437
Capital expenditures......  $    31       $   94          $  115       $  170      $   --      $   410

---------------
(1) Comprised of corporate assets not identifiable with reported segments ($1,294) and DuPont holdings ($719).
(2) Comprised of corporate assets not identifiable with reported segments ($1,567) and DuPont holdings ($1,123).
(3) Comprised of corporate assets not identifiable with reported segments ($1,039), DuPont holdings ($1,228) and net assets of discontinued Tropicana operations ($1,734).

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

GEOGRAPHIC DATA

     The following table presents revenues and long-lived assets by geographic area for the 2000, 1999 and 1998 fiscal years. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues or long-lived assets exceed 10 percent of the total.

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               2000       1999       1998
                                                              -------    -------    ------
                                                                U.S. DOLLARS IN MILLIONS
REVENUES
United States...............................................  $ 7,285    $ 5,917    $4,977
United Kingdom..............................................    1,763      1,277       769
Canada......................................................      438        325       285
Other countries.............................................    6,200      4,793     3,443
                                                              -------    -------    ------
                                                              $15,686    $12,312    $9,474
                                                              =======    =======    ======

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
LONG-LIVED ASSETS
United States...............................................     $14,872          $15,093
United Kingdom..............................................       1,654            1,905
Canada......................................................         459              456
Other countries.............................................       8,024            8,676
                                                                 -------          -------
                                                                 $25,009          $26,130
                                                                 =======          =======

NOTE 11  ADDITIONAL FINANCIAL INFORMATION

  Income Statement and Cash Flow Data

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ---------------------------
                                                               2000      1999       1998
                                                              ------    -------    ------
                                                               U.S. DOLLARS IN MILLIONS
INTEREST, NET AND OTHER EXPENSE
Interest expense............................................   $745      $ 592      $318
Interest income.............................................    (58)      (109)      (59)
Dividend income.............................................    (23)       (23)      (27)
Capitalized interest........................................     (3)        (3)       (4)
                                                               ----      -----      ----
                                                               $661      $ 457      $228
                                                               ====      =====      ====
EXCISE TAXES (included in revenues and cost of revenues)....   $883      $ 865      $726
CASH FLOW DATA
Interest paid, net..........................................   $728      $ 643      $265
Income taxes paid...........................................   $133      $ 471      $144

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

  Balance Sheet Data

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
RECEIVABLES
Trade.......................................................     $3,071           $3,227
Other.......................................................        433              432
                                                                 ------           ------
                                                                  3,504            3,659
Allowance for doubtful accounts and other valuation
  accounts..................................................       (807)            (674)
                                                                 ------           ------
                                                                 $2,697           $2,985
                                                                 ======           ======
INVENTORIES
Beverages...................................................     $2,009           $2,233
Materials, supplies and other...............................        413              394
                                                                 ------           ------
                                                                 $2,422           $2,627
                                                                 ======           ======
LIFO INVENTORIES
Estimated replacement cost..................................     $  381           $  395
Excess of replacement cost over LIFO carrying value.........       (190)            (187)
                                                                 ------           ------
                                                                 $  191           $  208
                                                                 ======           ======
OTHER CURRENT ASSETS
Film cost, net of amortization..............................     $  142           $  356
Artists' contracts..........................................        222              247
Deferred income taxes.......................................        496              491
Prepaid expenses and other current assets...................        590              642
                                                                 ------           ------
                                                                 $1,450           $1,736
                                                                 ======           ======
FILM COSTS, NET OF AMORTIZATION
Theatrical Film Costs
Released....................................................     $  174           $  320
In process and unreleased...................................        700            1,058
                                                                 ------           ------
                                                                    874            1,378
                                                                 ------           ------
Television Film Costs
Released....................................................        205              176
In process and unreleased...................................         54               53
                                                                 ------           ------
                                                                    259              229
                                                                 ------           ------
                                                                  1,133            1,607
Less: current portion.......................................        142              356
                                                                 ------           ------
                                                                 $  991           $1,251
                                                                 ======           ======

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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
                                                                 U.S. DOLLARS IN MILLIONS
PROPERTY, PLANT AND EQUIPMENT
Land........................................................     $   636          $   645
Buildings and improvements..................................       1,498            1,646
Machinery and equipment.....................................       1,678            1,432
Furniture and fixtures......................................         602              476
Construction in progress....................................         272              286
                                                                 -------          -------
                                                                   4,686            4,485
Accumulated depreciation....................................      (1,587)          (1,327)
                                                                 -------          -------
                                                                 $ 3,099          $ 3,158
                                                                 =======          =======
PAYABLES AND ACCRUED LIABILITIES
Trade.......................................................     $   774          $   843
Income and other taxes......................................         227              378
Other.......................................................       2,959            3,587
                                                                 -------          -------
                                                                 $ 3,960          $ 4,808
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

                                                                       U.S. GAAP

                            THE SEAGRAM COMPANY LTD.

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

       /s/ EDGAR BRONFMAN, JR.                 /s/ BRIAN C. MULLIGAN                 /s/ FRANK MERGENTHALER
------------------------------------   ------------------------------------   ------------------------------------
         Edgar Bronfman, Jr.                     Brian C. Mulligan                     Frank Mergenthaler
         President and Chief            Executive Vice President and Chief     Vice President Controller and Chief
          Executive Officer                      Financial Officer                     Accounting Officer

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

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP

New York, New York
August 16, 2000

QUARTERLY DATA

FISCAL 2000

                                                                                                          FISCAL YEAR
                                                        FIRST       SECOND      THIRD       FOURTH           ENDED
                                                       QUARTER     QUARTER     QUARTER     QUARTER     JUNE 30, 2000(3)
                                                       --------    --------    --------    --------    -----------------
                                                        U.S. DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)
Revenues.............................................   $3,643      $4,970      $3,375      $3,698          $15,686
Operating income (loss)..............................   $   72      $  566      $   (1)     $  116          $   753
Income (loss) from continuing operations, after
  tax................................................   $  (40)(1)  $  557(2)   $ (265)     $ (128)         $   124
Cumulative effect of change in accounting principle,
  after tax..........................................      (84)         --          --          --              (84)
                                                        ------      ------      ------      ------          -------
Net income (loss)....................................   $ (124)     $  557      $ (265)     $ (128)         $    40
                                                        ======      ======      ======      ======          =======
PER SHARE DATA
EARNINGS (LOSS) PER SHARE -- BASIC
Continuing operations................................   $(0.09)     $ 1.29      $(0.61)     $(0.29)         $  0.28
Cumulative effect of change in accounting principle,
  after tax..........................................    (0.20)         --          --          --            (0.19)
                                                        ------      ------      ------      ------          -------
Net income (loss)....................................   $(0.29)     $ 1.29      $(0.61)     $(0.29)         $  0.09
                                                        ======      ======      ======      ======          =======
EARNINGS (LOSS) PER SHARE -- DILUTED
Continuing operations................................   $(0.09)     $ 1.27      $(0.61)     $(0.29)         $  0.28
Cumulative effect of change in accounting principle,
  after tax..........................................    (0.20)         --          --          --            (0.19)
                                                        ------      ------      ------      ------          -------
Net income (loss)....................................   $(0.29)     $ 1.27      $(0.61)     $(0.29)         $  0.09
                                                        ======      ======      ======      ======          =======

FISCAL 1999

                                                                                                          FISCAL YEAR
                                                        FIRST       SECOND      THIRD       FOURTH           ENDED
                                                       QUARTER     QUARTER     QUARTER     QUARTER     JUNE 30, 1999(3)
                                                       --------    --------    --------    --------    -----------------
                                                        U.S. DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)
Revenues.............................................   $2,247      $ 3,327     $3,215      $ 3,523         $12,312
Operating income (loss)..............................   $  179      $  (219)    $ (163)     $   (47)        $  (250)
Income (loss) from continuing operations, after
  tax................................................   $   95      $  (226)(4)  $ (199)    $   (53)(5)      $  (383)
Loss from discontinued Tropicana operations, after
  tax................................................       (3)          --         --           --              (3)
Gain on sale of discontinued Tropicana operations,
  after tax..........................................    1,072           --         --           --           1,072
                                                        ------      -------     ------      -------         -------
Net income (loss)....................................   $1,164      $  (226)    $ (199)     $   (53)        $   686
                                                        ======      =======     ======      =======         =======
PER SHARE DATA
EARNINGS (LOSS) PER SHARE -- BASIC
Continuing operations................................   $ 0.27      $ (0.63)    $(0.50)     $ (0.13)        $ (1.01)
Discontinued Tropicana operations, after tax.........    (0.01)          --         --           --           (0.01)
Gain on sale of discontinued Tropicana operations,
  after tax..........................................     3.09           --         --           --            2.83
                                                        ------      -------     ------      -------         -------
Net income (loss)....................................   $ 3.35      $ (0.63)    $(0.50)     $ (0.13)        $  1.81
                                                        ======      =======     ======      =======         =======
EARNINGS (LOSS) PER SHARE -- DILUTED
Continuing operations................................   $ 0.27      $ (0.63)    $(0.50)     $ (0.13)        $ (1.01)
Discontinued Tropicana operations, after tax.........    (0.01)          --         --           --           (0.01)
Gain on sale of discontinued Tropicana operations,
  after tax..........................................     3.07           --         --           --            2.83
                                                        ------      -------     ------      -------         -------
Net income (loss)....................................   $ 3.33      $ (0.63)    $(0.50)     $ (0.13)        $  1.81
                                                        ======      =======     ======      =======         =======

---------------
(1) Includes a $55 million gain on sale of businesses, after tax and minority interest.

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

                                                                     SCHEDULE II

                            THE SEAGRAM COMPANY LTD.
           (INCORPORATED UNDER THE CANADA BUSINESS CORPORATIONS ACT)
                            AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (U.S. DOLLARS IN MILLIONS)

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO                              CUMULATIVE    BALANCE AT
                                         BEGINNING    COSTS AND                               TRANSLATION      END
                                         OF PERIOD     EXPENSES    ACQUISITION   DEDUCTIONS   ADJUSTMENT    OF PERIOD
                                         ----------   ----------   -----------   ----------   -----------   ----------
Reserves Deducted from Receivables:
Fiscal Year Ended June 30, 2000
  Reserves for Doubtful Accounts.......     $283         $102         $ --         $ (72)        $ --          $313
  Reserves for Merchandise Returns and
    Allowances.........................      391          399           --          (296)          --           494
                                            ----         ----         ----         -----         ----          ----
                                            $674         $501         $ --         $(368)        $ --          $807
                                            ====         ====         ====         =====         ====          ====
Fiscal Year Ended June 30, 1999
  Reserves for Doubtful Accounts.......     $155         $115         $126         $(104)        $ (9)         $283
  Reserves for Merchandise Returns and
    Allowances.........................      171          563          214          (551)          (6)          391
                                            ----         ----         ----         -----         ----          ----
                                            $326         $678         $340         $(655)        $(15)         $674
                                            ====         ====         ====         =====         ====          ====
Fiscal Year Ended June 30, 1998
  Reserves for Doubtful Accounts.......     $127         $ 68         $ --         $ (40)        $ --          $155
  Reserves for Merchandise Returns and
    Allowances.........................      183          185           --          (197)          --           171
                                            ----         ----         ----         -----         ----          ----
                                            $310         $253         $ --         $(237)        $ --          $326
                                            ====         ====         ====         =====         ====          ====

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

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP

New York, New York
August 16, 2000

                            THE SEAGRAM COMPANY LTD.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                 EXHIBIT INDEX

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K    DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
---------------   --------------------------------------------------------------------
       2          (a)     Investment Agreement, dated as of October 19, 1997, as
                          amended and restated as of December 18, 1997, among
                          Universal Studios, Inc., for itself and on behalf of certain of its subsidiaries, HSN, Inc., Home Shopping Network, Inc.
                          and Liberty Media Corporation, for itself and on behalf of certain of its subsidiaries (incorporated by reference to
                          Exhibit 10 to the Quarterly Report on Form 10-Q for the
                          quarter ended December 31, 1997).
                  (b)     Merger Agreement dated as of June 19, 2000 among Vivendi
                          S.A., Canal Plus S.A., Sofiee S.A., 3744531 Canada Inc. and
                          The Seagram Company Ltd. (incorporated by reference to
                          Exhibit 2.1 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
                  (c)     Form of Plan of Arrangement (incorporated by reference to
                          Exhibit 2.2 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
       3          (a)*    Articles of Amalgamation dated February 1, 1995 between The
                          Seagram Company Ltd. and Centenary Distillers Ltd.
                          (incorporated by reference to Exhibit 3(a) of Seagram's
                          Annual Report on Form 10-K for the fiscal year ended January
                          31, 1995), as amended by the Certificate and Articles of
                          Amendment dated May 31, 1995.
                  (b)     General By-Laws of The Seagram Company Ltd., as amended
                          (incorporated by reference to Exhibit 3(b) to Seagram's
                          Quarterly Report on Form 10-Q for the fiscal quarter ended
                          April 30, 1996).
       4          Long-term debt instruments are omitted pursuant to Item
                  601(b)(4)(iii) of Regulation S-K. Seagram agrees to furnish to the
                  Commission on request a copy of any instrument defining the rights of holders of long-term debt of Seagram and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.
      10          (a)*    Amended and Restated Stock Purchase Agreement dated as of
                          April 9, 1995 among The Seagram Company Ltd., Matsushita
                          Electric Industrial Co., Inc., MEI Holding Inc. (formerly,
                          Home Holding Inc.) and Universal Studios Holding I Corp.
                          (formerly, Home Holding II Inc.).
                  (b)*    Amended and Restated Stockholders' Agreement dated as of
                          December 9, 1998 among Universal Studios Holding I Corp.,
                          MEI Holding Inc., The Seagram Company Ltd. and Seagram
                          Developments, Inc.
                  (c)*    Stockholders' Agreement dated as of December 9, 1998 among
                          Centenary Holding N.V., MHI Investment Corporation and
                          Seagram International B.V.
                  (d)*    Amendment to Subscription and Redemption Agreement, Amended
                          and Restated Stockholders' Agreement and Stockholders'
                          Agreement dated as of December 9, 1998 among The Seagram
                          Company Ltd., Centenary Holding N.V., Universal Studios
                          Holding I Corp., MEI Holding Inc., MHI Investment
                          Corporation, Seagram Developments, Inc. and Seagram
                          International B.V.

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K    DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
---------------   --------------------------------------------------------------------
                  (e)     USA Networks Partnership Interest Purchase Agreement dated as of September 22, 1997 by and among Universal Studios,
                          Inc., Universal City Studios, Inc., Viacom Inc. and Eighth
                          Century Corporation (incorporated by reference to Exhibit
                          10(c) to Seagram's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
                  (f)     Offer Agreement dated as of June 21, 1998 among The Seagram
                          Company Ltd., PolyGram N.V. and Koninklijke Philips
                          Electronics N.V. (incorporated by reference to Exhibit 2.1 to Seagram's Current Report on Form 8-K/A dated July 2,
                          1998).
                  (g)     Tender Agreement dated as of June 21, 1998 between The
                          Seagram Company Ltd. and Koninklijke Philips Electronics
                          N.V. (incorporated by reference to Exhibit 2.2 to Seagram's
                          Current Report on Form 8-K/A dated July 2, 1998).
                  (h)     Voting Agreement dated June 21, 1998 between The Seagram
                          Company Ltd. and Koninklijke Philips Electronics N.V.
                          (incorporated by reference to Exhibit 2.3 to Seagram's
                          Current Report on Form 8-K dated June 22, 1998).
                  (i)     Stockholders Agreement dated June 21, 1998 between The
                          Seagram Company Ltd. and Koninklijke Philips Electronics
                          N.V. (incorporated by reference to Exhibit 10.1 to Seagram's
                          Current Report on Form 8-K dated June 22, 1998).
                  (j)     Stock Purchase Agreement dated as of July 20, 1998 among The
                          Seagram Company Ltd., Seagram Enterprises, Inc. and PepsiCo,
                          Inc. (incorporated by reference to Exhibit 2 to Seagram's
                          Current Report on Form 8-K dated July 20, 1998).
                  (k)     Governance Agreement, dated as of October 19, 1997, among
                          Universal Studios, Inc., HSN, Inc., Liberty Media
                          Corporation and Barry Diller (incorporated by reference to
                          Exhibit 33 to Schedule 13D/A dated February 23, 1998 of
                          TeleCommunications, Inc., The Seagram Company Ltd.,
                          Universal Studios, Inc., Barry Diller, BDTV Inc., BDTV II
                          INC., BDTV III INC., and BDTV IV INC. (the "Schedule 13D")).
                  (l)     Stockholders Agreement, dated as of October 19, 1997, among
                          Universal Studios, Inc., HSN, Inc., Liberty Media
                          Corporation, Barry Diller and The Seagram Company Ltd.
                          (incorporated by reference to Exhibit 34 to the Schedule
                          13D).
                  (m)     Agreement, dated as of October 19, 1997, among Universal
                          Studios, Inc., HSN, Inc. and Liberty Media Corporation
                          (incorporated by reference to Exhibit 35 to the Schedule
                          13D).
                  (n)     Exchange Agreement, dated as of October 19, 1997, among
                          Universal Studios, Inc., HSN, Inc. and Liberty Media
                          Corporation (incorporated by reference to Exhibit 36 to the
                          Schedule 13D).
                  (o)     Amended and Restated LLC Operating Agreement, dated as of
                          February 12, 1998, among USA Networks, Inc., Universal
                          Studios, Inc., Liberty Media Corporation and Barry Diller
                          (incorporated by reference to Exhibit 37 to the Schedule
                          13D).
                  (p)     Amendment and Restatement Agreement dated as of October 20,
                          1999, in respect of the US $6,500,000,000 Credit Agreement dated as of October 21, 1998, among Joseph E. Seagram &
                          Sons, Inc., The Seagram Company Ltd., J.E. Seagram Corp.,
                          the Lenders party thereto, The Chase Manhattan Bank, as
                          Administrative Agent, Citibank, N.A., as Syndication Agent,
                          and Bank of America NT&SA and Bank of Montreal, as
                          Co-Documentation Agents (incorporated by reference to
                          Exhibit 10.6 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K    DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
---------------   --------------------------------------------------------------------
                  (q)     Amendment and Restatement Agreement dated as of October 20,
                          1999, in respect of the US $1,100,000,000 Credit Agreement dated as of December 21, 1994, as amended and restated as of
                          October 23, 1998, The Seagram Company Ltd., the Lenders
                          party thereto, and Bank of Montreal, as Administrative Agent
                          (incorporated by reference to Exhibit 10.7 to Seagram's
                          Current Report on Form 8-K dated June 26, 2000).
                  (r)     Amendment and Restatement Agreement dated as of October 20,
                          1999, in respect of the US $2,000,000,000 Credit Agreement dated as of November 23, 1994, as amended and restated as of
                          October 21, 1998, among Joseph E. Seagram & Sons, Inc., The
                          Seagram Company Ltd., J.E. Seagram Corp., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
                          Citibank, N.A., as Syndication Agent, and Bank of Montreal,
                          as Documentation Agent (incorporated by reference to Exhibit
                          10.8 to Seagram's Current Report on Form 8-K dated June 26,
                          2000).
                  (s)     1983 Stock Appreciation Right and Stock Unit Plan of The
                          Seagram Company Ltd., as amended (incorporated by reference to Exhibit 10(n) to Seagram's Annual Report on Form 10-K for
                          the fiscal year ended June 30, 1998).
                  (t)*    Written description of Management Incentive Plan of Joseph
                          E. Seagram & Sons, Inc.
                  (u)     Senior Executive Short-Term Incentive Plan of The Seagram
                          Company Ltd. (incorporated by reference to Exhibit 10(p) to
                          Seagram's Annual Report on Form 10-K for the fiscal year
                          ended June 30, 1998).
                  (v)     Form of Deferred Compensation Agreement, as amended, between
                          Joseph E. Seagram & Sons, Inc. and certain of its executives
                          (incorporated by reference to Exhibit 10(q) to Seagram's
                          Annual Report on Form 10-K for the fiscal year ended June
                          30, 1998).
                  (w)     Stock Plan for Non-Employee Directors of The Seagram Company
                          Ltd. (incorporated by reference to Exhibit 10(r) to
                          Seagram's Annual Report on Form 10-K for the fiscal year
                          ended June 30, 1998).
                  (x)*    1988 Stock Option Plan of The Seagram Company Ltd., as
                          amended.
                  (y)*    1992 Stock Incentive Plan of The Seagram Company Ltd., as
                          amended.
                  (z)     1996 Stock Incentive Plan of The Seagram Company Ltd., as
                          amended (incorporated by reference to Exhibit 4(d) to
                          Seagram's Registration Statement on Form S-8 dated April 27,
                          2000).
                  (aa)*   Senior Executive Basic Life Insurance Program, as amended, of Joseph E. Seagram & Sons, Inc.
                  (bb)*   Retirement Salary Continuation Plan, as amended, of Joseph
                          E. Seagram & Sons, Inc.
                  (cc)*   Benefit Equalization Plan, as amended, of Joseph E. Seagram
                          & Sons, Inc.
                  (dd)*   Senior Executive Group Term Life Insurance Arrangement, as
                          amended, of Joseph E. Seagram & Sons, Inc.
                  (ee)*   Personal Excess Liability Insurance Policy for Senior
                          Executives of Joseph E. Seagram & Sons, Inc.
                  (ff)*   Flexible Perquisite Program for Seagram Senior Executives.
                  (gg)*   Senior Executive Disability Salary Continuation Arrangement
                          of Joseph E. Seagram & Sons, Inc.

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K    DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
---------------   --------------------------------------------------------------------
                  (hh)*   Post Retirement Consulting Plan, as amended, of Joseph E.
                          Seagram & Sons, Limited.
                  (ii)*   Canadian Executive Pension Plan of Joseph E. Seagram & Sons,
                          Limited, as amended.
                  (jj)    Letter dated April 27, 1995 from Joseph E. Seagram & Sons,
                          Inc. to John D. Borgia (incorporated by reference to Exhibit
                          10(jj) to Seagram's Annual Report on Form 10-K for the
                          fiscal year ended June 30, 1998.)
                  (kk)    Letter dated September 9, 1998 from Joseph E. Seagram &
                          Sons, Inc. to Tod R. Hullin (incorporated by reference to
                          Exhibit 10(hh) to Seagram's Annual Report on Form 10-K for
                          the fiscal year ended June 30, 1999.)
                  (ll)    Letter dated November 23, 1999 from Joseph E. Seagram &
                          Sons, Inc. to Kevin Conway (incorporated by reference to
                          Exhibit 10.2 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended December 31, 1999.)
                  (mm)*   Letter Agreement dated as of January 1, 2000 from Joseph E.
                          Seagram & Sons, Inc. to Brian Mulligan.
                  (nn)    Agreement dated March 14, 2000 between Joseph E. Seagram &
                          Sons, Inc. and John D. Borgia (incorporated by reference to
                          Exhibit 10.1 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended March 31, 2000.)
                  (oo)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Kevin Conway (incorporated by reference to
                          Exhibit 10.2 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended March 31, 2000.)
                  (pp)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Daniel Paladino (incorporated by reference to Exhibit 10.3 to Seagram's Quarterly Report on Form 10-Q
                          for the quarterly period ended March 31, 2000.)
                  (qq)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Tod Hullin (incorporated by reference to
                          Exhibit 10.4 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended March 31, 2000.)
                  (rr)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Frank Mergenthaler (incorporated by
                          reference to Exhibit 10.5 to Seagram's Quarterly Report on
                          Form 10-Q for the quarterly period ended March 31, 2000.)
                  (ss)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Michael Hallows (incorporated by reference to Exhibit 10.6 to Seagram's Quarterly Report on Form 10-Q
                          for the quarterly period ended March 31, 2000.)
                  (tt)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and John Borgia (incorporated by reference to
                          Exhibit 10.7 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended March 31, 2000.)
                  (uu)    Agreement effective March 17, 2000 between Joseph E. Seagram
                          & Sons, Inc. and John Preston (incorporated by reference to
                          Exhibit 10.8 to Seagram's Quarterly Report on Form 10-Q for
                          the quarterly period ended March 31, 2000.)
                  (vv)*   Agreement effective June 15, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Edgar Bronfman, Jr.
                  (ww)*   Agreement effective June 16, 2000 between Joseph E. Seagram
                          & Sons, Inc. and Samuel Bronfman II.
      12          (a)*    Computation of ratio of earnings to fixed charges -- The
                          Seagram Company Ltd.
                  (b)*    Computation of ratio of earnings to fixed charges -- Joseph
                          E. Seagram & Sons, Inc.

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K    DESCRIPTION OF DOCUMENT AND INCORPORATION REFERENCE WHERE APPLICABLE
---------------   --------------------------------------------------------------------
      13          Not Applicable.
      21*         Subsidiaries.
                  Consent of PricewaterhouseCoopers LLP, independent accountants, as
      23**        accountants for
                  Seagram.
      24*         Power of Attorney.
      27*         Financial Data Schedule.
      99          (a)     Option Agreement dated as of June 19, 2000 between Vivendi
                          S.A. and The Seagram Company Ltd. (incorporated by reference to Exhibit 99.1 to Seagram's Current Report on Form 8-K
                          dated June 26, 2000).
                  (b)     Shareholder Voting Agreement dated as of June 19, 2000
                          between Vivendi S.A. and certain shareholders of The Seagram
                          Company Ltd. (incorporated by reference to Exhibit 99.2 to
                          Seagram's Current Report on Form 8-K dated June 26, 2000).
                  (c)     Shareholder Governance Agreement dated as of June 19, 2000 among Vivendi S.A., Sofiee S.A. and certain shareholders of
                          The Seagram Company Ltd. (incorporated by reference to
                          Exhibit 99.3 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
                  (d)     Form of Arrangement Resolution (incorporated by reference to
                          Exhibit 99.4 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
                  (e)     Form of Custody Agreement (incorporated by reference to
                          Exhibit 99.5 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
                  (f)     Form of Exchange Trust Agreement (incorporated by reference to Exhibit 99.6 to Seagram's Current Report on Form 8-K
                          dated June 26, 2000).
                  (g)     Form of Support Agreement (incorporated by reference to
                          Exhibit 99.7 to Seagram's Current Report on Form 8-K dated
                          June 26, 2000).
                  (h)     Description of Proposed Vivendi/Canal Transactions
                          (incorporated by reference to Exhibit 99.8 to Seagram's
                          Current Report on Form 8-K dated June 26, 2000).

---------------

 * Previously filed.

** Filed herewith.
                                                (C)The Seagram Company Ltd. 2000