Form 10-Q
period 2000-09-30
SEAGRAM CO LTD
filed 2000-11-13
CIK 88188

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes  X       No

As of October 31, 2000, there were 444,331,570 common shares without nominal or par value issued and outstanding

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Statement of Income and Retained Earnings -
                Quarter Ended September 30, 2000 and 1999                  1

             Consolidated Balance Sheet -
                September 30, 2000 and June 30, 2000                       2

             Consolidated Statement of Cash Flows -
                Quarter Ended September 30, 2000 and 1999                  3

             Notes to Consolidated Financial Statements                   4-9

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10-19

PART II.   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                20

  Signatures                                                              21

  Exhibit Index                                                           22

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
         (United States dollars in millions, except per share amounts)


                                                                              Quarter
                                                                         Ended September 30,
                                                                        2000             1999
                                                                        ----             ----
Revenues                                                             $   3,539        $   3,643
Cost of revenues                                                         2,014            2,150
Selling, general and administrative expenses                             1,353            1,421
                                                                     ---------        ---------
Operating income                                                           172               72
Interest, net and other expense                                            160              161
Gain on sale of businesses                                                  --               98
                                                                     ---------        ---------
                                                                            12                9
Provision for income taxes                                                   5              110
Minority interest                                                            6                4
Equity earnings from unconsolidated companies                               20               65
                                                                     ---------        ---------
Income (loss) from continuing operations                                    21              (40)
Cumulative effect of change in accounting principle, after tax            (390)             (84)
                                                                     ---------        ---------
Net loss                                                                  (369)            (124)

Retained earnings at beginning of period                                 8,460            8,707
Dividends paid                                                             (73)             (72)
                                                                     ---------        ---------
Retained earnings at end of period                                   $   8,018        $   8,511
                                                                     =========        =========

Basic loss per share                                                 $   (0.84)       $   (0.29)
                                                                     =========        =========
Diluted loss per share                                               $   (0.83)       $   (0.29)
                                                                     =========        =========
Dividends paid per share                                             $   0.165        $   0.165
                                                                     =========        =========
Weighted average shares outstanding (thousands)                        439,541          432,842
Dilutive potential common shares (thousands)                             7,413               --
                                                                     ---------        ---------
Adjusted weighted average shares outstanding (thousands)               446,954          432,842
                                                                     =========        =========

        The accompanying notes are an integral part of these statements.

                                                                U.S. GAAP BASIS

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      (United States dollars in millions)


                                                                September 30,     June 30,
                                                                     2000           2000
                                                                     ----           ----
ASSETS
Cash and cash equivalents                                         $    651        $  1,230
Receivables, net of allowances                                       2,770           2,697
Inventories                                                          2,402           2,422
Other current assets                                                 1,300           1,308
                                                                  --------        --------
   TOTAL CURRENT ASSETS                                              7,123           7,657

Investments                                                          5,684           5,603
Film costs, net of amortization                                      1,293           1,133
Music catalogs, artists' contracts and advances                      2,950           2,803
Property, plant and equipment,net                                    3,070           3,099
Goodwill and other intangible assets                                11,644          11,814
Other assets                                                           700             699
                                                                  --------        --------
                                                                  $ 32,464        $ 32,808
                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current portion of long-term debt       $    703        $    499
Payables and accrued liabilities                                     3,796           3,960
Accrued royalties and participations                                 1,920           2,263
                                                                  --------        --------
   TOTAL CURRENT LIABILITIES                                         6,419           6,722

Long-term debt                                                       7,339           7,378
Accrued royalties and participations                                   518             575
Deferred income taxes                                                2,707           2,696
Other liabilities                                                    1,241           1,326
Minority interest                                                    2,603           1,882
                                                                  --------        --------
   TOTAL LIABILITIES                                                20,827          20,579
                                                                  --------        --------
Shareholders' Equity
   Shares without par value                                          5,140           4,762
   Retained earnings                                                 8,018           8,460
   Accumulated other comprehensive income                           (1,521)           (993)
                                                                  --------        --------
   TOTAL SHAREHOLDERS' EQUITY                                       11,637          12,229
                                                                  --------        --------
                                                                  $ 32,464        $ 32,808
                                                                  ========        ========


        The accompanying notes are an integral part of these statements.

                                                                 U.S. GAAP BASIS

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (United States dollars in millions)

                                                                                         Quarter
                                                                                   Ended September 30,
                                                                                   2000           1999
                                                                                   ----           ----
OPERATING ACTIVITIES
Income (loss) from continuing operations                                        $    21        $   (40)
Adjustments to reconcile income (loss) from continuing operations to net cash provided:
   Depreciation and amortization of assets                                          184            182
   Amortization of goodwill                                                          85             86
   Gain on sale of businesses                                                        --            (98)
   Minority interest in income of subsidiaries                                        6              4
   Equity earnings from unconsolidated companies in excess
   of dividends received                                                            (14)           (52)
   Deferred income taxes                                                            (31)            45
   Other                                                                             (2)            13
   Changes in assets and liabilities, net of effect of acquisitions and dispositions:
         Receivables, net of allowances                                            (107)          (224)
         Inventories                                                                (75)           (82)
         Other current assets                                                        78            176
         Music catalogs, artists' contracts and advances                           (105)           (87)
         Payables and accrued liabilities                                           (44)           112
         Other liabilities                                                         (131)             3
                                                                                -------        -------
                                                                                   (156)            78
                                                                                -------        -------
Net cash (used for) provided by operating activities                               (135)            38
                                                                                -------        -------

INVESTING ACTIVITIES
Sale of Champagne operations                                                         --            310
Sale of Universal Concerts                                                           --            190
USA transactions                                                                     --           (242)
Capital expenditures                                                                (66)          (120)
Other                                                                              (172)           (45)
                                                                                -------        -------
Net cash (used for) provided by investing activities                               (238)            93
                                                                                -------        -------

FINANCING ACTIVITIES
Dividends paid                                                                      (73)           (72)
Issuance of shares upon exercise of stock options and conversion of LYONs            28             30
Issuance of Adjustable Conversion-rate Equity Security Units                         --             75
Issuance of long-term debt                                                            4             --
Repayment of long-term debt                                                         (51)            (4)
Decrease in short-term borrowings and other financing activities                   (114)          (273)
                                                                                -------        -------
Net cash used for financing activities                                             (206)          (244)
                                                                                -------        -------
Net decrease in cash and cash equivalents                                          (579)          (113)
                                                                                -------        -------
Cash and cash equivalents at beginning of period                                  1,230          1,533
                                                                                -------        -------
Cash and cash equivalents at end of period                                      $   651        $ 1,420
                                                                                =======        =======


        The accompanying notes are an integral part of these statements.

                                                                 U.S. GAAP BASIS

               THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Form 10-K for the fiscal year ended June 30, 2000, as amended. In the opinion of the Company, the unaudited interim financial statements include all adjustments, comprising only normal recurring adjustments, necessary for a fair presentation of operating results. Results of operations for the first quarter are not necessarily indicative of those expected for the fiscal year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Restructuring Charge and Accrual for Exit Activities

Restructuring Charge

Management developed and committed to a formal plan that was communicated to employees to restructure its music and filmed entertainment operations after the acquisition of PolyGram. This plan resulted in a fiscal 1999 pre-tax restructuring charge of $405 million. The charge related entirely to the Company's existing global music and film production, financial, marketing and distribution operations and included severance, elimination of duplicate facilities and labels, termination of artists' and distribution contracts and costs related to exiting film production arrangements and properties in development. The utilization of the restructuring charge to date follows:

                                                                                         Utilized
                                                    Original   Restructuring         --------------------       Balance at
U.S. dollars in millions                             Charge        Credit            Cash        Non-cash    September 30, 2000
------------------------                             ------        ------            ----        --------    ------------------
Severance and other employee-related costs         $     126     $    (12)         $  (78)       $    (3)        $     33
Facilities and labels                                    128          (35)            (20)            (56)             17
Contract termination and other costs                     151          (12)            (76)            (28)             35
                                                   ---------     --------          -------       --------        --------
                                                   $     405     $    (59)         $  (174)      $    (87)       $     85
                                                   =========     ========          =======       ========        ========

As of September 30, 2000, all of the employees provided for under the restructuring initiative have separated from the Company. Remaining restructuring activities relate principally to contractual obligations and severance payments to be made in future periods.

Accrual for Acquisition-Related Exit Activities

In connection with the integration of PolyGram and Seagram, management developed a formal exit activity plan that was committed to by management and communicated to employees shortly after the acquisition was consummated. The accrual for exit activities consists principally of facility elimination costs, including leasehold termination payments and incremental facility closure costs, contract terminations, relocation costs and the severance of employees. The utilization of the accrual for exit activities to date follows:
                                                                 U.S. GAAP BASIS

                                                                          Utilized
                                                                      ------------------        Balance at
U.S. dollars in millions                     Exit Activities          Cash      Non-cash     September 30, 2000
------------------------                     ---------------          ----      --------     ------------------
Facility elimination costs                      $   45               $ (23)      $  (2)           $  20
Contract terminations                               68                 (45)        (13)              10
Severance or relocation                            397                (219)        (16)             162
                                                ------               -----       -----            -----
                                                $  510               $(287)      $ (31)           $ 192
                                                ======               =====       =====            =====

As of September 30, 2000, remaining exit activities relate principally to contractual obligations and severance payments to be made in future periods.

3.    Investment in DuPont and USAi

At September 30, 2000, the Company owned 16.4 million shares of the outstanding common stock of E.I. du Pont de Nemours and Company (DuPont). The Company accounts for the investment at market value, which was $672 million at September 30, 2000. The underlying historical book value of the DuPont shares is $187 million.

At September 30, 2000, the Company owned 18.2 million shares of the outstanding common stock of USA Networks, Inc. (USAi). The investment, which is accounted for at market value ($399 million at September 30, 2000), has an underlying cost of $211 million. At September 30, 2000, the Company also owned 13.4 million shares of USAi Class B common stock which is carried at its historical cost of $136 million.

4.    Supplementary Financial Statement Information

                                           September 30,     June 30,
U.S. dollars in millions                       2000           2000
------------------------                       ----           ----
INVENTORIES
Beverages                                    $ 1,956        $ 2,009
Materials, supplies and other                    446            413
                                             -------        -------
                                             $ 2,402        $ 2,422
                                             =======        =======

PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, at cost       $ 4,681        $ 4,686
Accumulated depreciation                      (1,611)        (1,587)
                                             -------        -------
                                             $ 3,070        $ 3,099
                                             =======        =======

                                                                             Quarter
                                                                       Ended September 30,
U.S. dollars in millions                                              2000              1999
------------------------                                              ----              ----

EXCISE TAXES (included in revenues and cost of revenues)             $   185           $   203
                                                                     =======           =======

                                                                 U.S. GAAP BASIS

5.    Comprehensive Income (Loss)

The components of the Company's total comprehensive income (loss) were as follows:

                                                                            Quarter
                                                                       Ended September 30,
U.S. dollars in millions                                               2000           1999
------------------------                                               ----           ----
Net loss                                                              $ (369)        $(124)
Currency translation adjustments                                        (497)          209
Unrealized holding loss in equity security, net of tax                   (31)          (88)
                                                                      ------         -----
Total comprehensive loss                                              $ (897)        $  (3)
                                                                      ======         =====

6.    Long-Term Debt and Debt Guarantees

The Company has unconditionally guaranteed the following outstanding debt securities of its principal U.S. spirits and wine subsidiary, Joseph E. Seagram & Sons, Inc., (JES); 5.79% Senior Notes due 2001, 6.25% Senior Notes due 2001, 6.4% Senior Notes due 2003, 6.625% Senior Notes due 2005, 8.375% Debentures due 2007, 7% Debentures due 2008, 6.8% Senior Notes due 2008, 8.875% Debentures due 2011, 9.65% Debentures due 2018, 7.5% Senior Debentures due 2018, 9% Debentures due 2021, 7.6% Senior Debentures due 2028, 8% Quarterly Income Debt Securities due 2038 (QUIDS) and 7.5% Adjustable Conversion-rate Equity Security Units.

Summarized financial information for JES and its subsidiaries is presented below. Separate financial statements and other disclosures related to JES are not provided because management has determined that such information does not provide additional meaningful information to holders of JES debt securities.


                                       6
                                                                 U.S. GAAP BASIS

                                      Quarter
                                 Ended September 30,
U.S. dollars in millions          2000         1999
------------------------          ----         ----
Revenues                         $ 590        $ 558
Cost of revenues                 $ 366        $ 348
Net income (loss)                $ (23)       $  64

                                                    September 30,     June 30,
U.S. dollars in millions                                2000            2000
------------------------                                ----            ----
Current assets                                       $  2,472        $  2,232
Noncurrent assets                                      18,306          18,377
                                                     --------        --------
                                                     $ 20,778        $ 20,609
                                                     ========        ========

Current liabilities                                  $  1,160        $    879
Noncurrent liabilities                                 10,816          10,889
Shareholders' equity                                    8,802           8,841
                                                     --------        --------
                                                     $ 20,778        $ 20,609
                                                     ========        ========

7.    Earnings Per Share and Common Shares

At September 30, 2000, 58,058,399 common shares were potentially issuable upon the conversion of the LYONs, the exercise of employee stock options, conversion of deferred share units and the early settlement of the contracts to purchase common shares under the Adjustable Conversion-rate Equity Security Units. Basic net income per share was based on the following weighted average number of shares outstanding during the quarters ended September 30, 2000 -- 439,540,513 and September 30, 1999 -- 432,842,035. Diluted net income per share was based on 446,953,534 weighted average shares outstanding in the quarter ended September 30, 2000. Average shares of 7,146,720 were not included in the computation of diluted net income per share in the quarter ended September 30, 1999 because to do so would have been anti-dilutive.

In the quarter ended September 30, 2000, the Company issued 635,328 shares upon the exercise of employee stock options and the conversion of LYONs. Additionally, the Company issued approximately six million shares (approximate value of $350 million) to acquire Rondor Music International, Inc., an independent music publishing company.

8.    Business Segment Information

The Company's four reportable segments are music, filmed entertainment, recreation and other and spirits and wine. Each reportable segment defined by the Company is a strategic business unit that offers different products and services that are marketed through different channels. Segments are managed separately because of their unique customers, technology, marketing and distribution requirements. The Company evaluates the performance of its segments and allocates resources to them based on several performance measures, including modified EBITDA (EBITDA). As defined by the Company, EBITDA consists of operating earnings (losses) before depreciation, amortization and corporate expenses from consolidated companies. While not a standard measurement under GAAP, the Company believes


                                       7
                                                                 U.S. GAAP BASIS

EBITDA is an appropriate measure of operating performance, given the significant assets and goodwill associated with the Company's acquisitions. However, EBITDA could be defined differently by other companies and should be considered in addition to, not as a substitute for, other measures of financial performance including revenues and operating income. There are no intersegment revenues; however, corporate headquarters allocates a portion of its costs to each of its operating segments. The Company does not allocate interest income, interest expense, income taxes or unusual items to segments.

Business Segment Data

                                                   Filmed       Recreation      Spirits
U.S. dollars in millions              Music     Entertainment    and Other      and Wine       Corporate         Total
------------------------              -----     -------------    ---------      --------       ---------         -----
SEPTEMBER 30, 2000
Revenues                            $ 1,378        $   787        $   230        $ 1,144        $    --        $ 3,539
EBITDA                              $   210        $    23        $    56        $   177        $    --        $   466
Depreciation and amortization          (187)           (24)           (26)           (30)            (2)          (269)
Corporate expenses                       --             --             --             --            (25)           (25)
                                    -------        -------        -------        -------        -------        -------
Operating income (loss)             $    23        $    (1)       $    30        $   147        $   (27)       $   172
                                    =======        =======        =======        =======        =======        =======

Capital expenditures                $    31        $    13        $     8        $    14        $    --        $    66

SEPTEMBER 30, 1999
Revenues                            $ 1,412        $   873        $   209        $ 1,149        $    --        $ 3,643
EBITDA                              $   185        $   (38)       $    49        $   156        $    --        $   352
Depreciation and amortization          (189)           (21)           (25)           (31)            (2)          (268)
Corporate expenses                       --             --             --             --            (12)           (12)
                                    -------        -------        -------        -------        -------        -------
Operating income (loss)             $    (4)       $   (59)       $    24        $   125        $   (14)       $    72
                                    =======        =======        =======        =======        =======        =======
Capital expenditures                $    52        $    19        $    14        $    35        $    --        $   120

Geographic Data

The following table presents revenues by geographic area for the quarters ended September 30, 2000 and 1999. Revenues are classified based upon the location of the customer. In addition to Canada, the Company's country of domicile, individual countries are specified if revenues exceed 10 percent of the total.

                                                           Quarter
                                                     Ended September 30,
U.S. dollars in millions                             2000           1999
------------------------                             ----           ----
United States                                      $  1,852       $  1,780
United Kingdom                                          319            379
Canada                                                   92            113
Other countries                                       1,276          1,371
                                                   --------       --------
                                                   $  3,539       $  3,643
                                                   ========       ========


                                       8
                                                                 U.S. GAAP BASIS

9.    New Accounting Guidance

On July 1, 2000, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. The SOP requires that advertising costs for theatrical and television product be expensed as incurred and that certain abandoned project costs, which were previously capitalized as film costs, be expensed on an accelerated basis. The adoption of SOP 00-2 resulted in a $390 million non-cash after-tax charge in the quarter ended September 30, 2000. The charge reduced the carrying value of film inventory and was recorded as a cumulative effect of a change in accounting principle.

10.   Recent Events

On June 20, 2000, the Company, Vivendi S.A. (Vivendi) and Canal Plus S.A. (Canal+) announced that they had entered into a merger agreement and related agreements providing for a strategic business combination among the three companies. The combined entity will be named Vivendi Universal. The merger is expected to close by the end of the calendar year and is subject to customary closing conditions, including shareholder approval. There is no assurance that such conditions will be satisfied.

As part of Vivendi Universal's overall strategy after completion of the proposed merger transactions, Seagram has commenced a process intended to lead to the sale of the spirits and wine business.

In connection with the proposed strategic business combination, Seagram and JES have commenced cash tender offers and consent solicitations for certain of their outstanding debt securities and intend to commence cash tender offers for certain of their other outstanding debt securities. These debt securities would otherwise mature between April 2001 and December 2028. The tender offers that have already commenced have an aggregate principal amount of approximately $5.6 billion. They are conditioned upon, among other things, the completion of the combination.

We understand that Vivendi is arranging certain bridge financing facilities with various financial institutions to provide funding to Seagram and JES for the tender offers and consent solicitations. We understand that Vivendi intends to repay amounts drawn under these bridge financing facilities from the proceeds of the sale of the spirits and wine business.

                                       9
                                                                 U.S. GAAP BASIS

                THE SEAGRAM COMPANY LTD. AND SUBSIDIARY COMPANIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARABILITY

The discussion presented below includes an analysis of total Seagram and business segment results prepared in accordance with U.S. generally accepted accounting principles (GAAP), which conforms in all material respects to Canadian GAAP. The supplemental financial data includes modified EBITDA (EBITDA). As defined by Seagram, EBITDA consists of operating earnings (losses) before depreciation, amortization and corporate expenses from consolidated companies. Because of the significant assets and goodwill associated with our acquisitions, we believe EBITDA is an appropriate measure of operating performance. However, you should note that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance as defined by GAAP and may be defined differently by other companies. Investments in companies that are not consolidated with the results of Seagram are reported as "equity earnings from unconsolidated companies". This discussion includes, as supplemental financial data, information about our share of the results of revenues and EBITDA related to these investments.

Management's discussion and analysis of our results of operations and liquidity should be read in conjunction with the accompanying financial statements, as well as the consolidated financial statements and related notes in the Company's Form 10-K for the fiscal year ended June 30, 2000, as amended.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS


                                                                   Quarter Ended September 30,
U.S. dollars in millions                                                2000           1999
------------------------                                                ----           ----
REVENUES                                                             $ 3,539        $ 3,643
                                                                     =======        =======
OPERATING INCOME                                                         172             72
Interest, net and other expense                                          160            161
Gain on sale of businesses                                                --             98
Provision for income taxes                                                 5            110
Minority interest                                                          6              4
Equity earnings from unconsolidated companies                             20             65
                                                                     -------        -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  21            (40)
Cumulative effect of change in accounting principle, after tax          (390)           (84)
                                                                     -------        -------
NET LOSS                                                             $  (369)       $  (124)
                                                                     =======        =======

LOSS PER SHARE - BASIC
   Income (loss) from continuing operations                          $  0.05        $ (0.09)
   Cumulative effect of accounting change                              (0.89)         (0.20)
                                                                     -------        -------
   NET LOSS                                                          $ (0.84)       $ (0.29)
                                                                     =======        =======

LOSS PER SHARE - DILUTED
   Income (loss) from continuing operations                          $  0.05        $ (0.09)
   Cumulative effect of accounting change                              (0.88)         (0.20)
                                                                     -------        -------
   NET LOSS                                                          $ (0.83)       $ (0.29)
                                                                     =======        =======

Net cash (used for) provided by operating activities                 $  (135)       $    38
Net cash (used for) provided by investing activities                 $  (238)       $    93
Net cash used for financing activities                               $  (206)       $  (244)

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
   Consolidated companies                                            $ 3,539        $ 3,643
   Unconsolidated companies                                              682            639
                                                                     -------        -------
                                                                     $ 4,221        $ 4,282
                                                                     =======        =======
EBITDA
   Consolidated companies                                            $   466        $   352
   Unconsolidated companies                                              144            142
                                                                     -------        -------
                                                                         610            494
   Adjustment for unconsolidated companies                              (144)          (142)
   Depreciation and amortization                                        (269)          (268)
   Corporate                                                             (25)           (12)
                                                                     -------        -------
OPERATING INCOME                                                     $   172        $    72
                                                                     =======        =======

Revenues decreased three percent in the quarter due the impact of unfavorable foreign currency exchange and divested operations in our music and spirits and wine business segments. On a constant U.S. dollar basis and excluding divested operations, revenues would have increased two percent. Operating income more than doubled to $172 million and EBITDA from consolidated companies increased 32 percent (37 percent on a constant U.S. dollar basis) to $466 million. These increases reflect the positive performance of all our business segments.

Net income from continuing operations of $21 million or $0.05 per share (basic and diluted) was earned in the quarter, compared to a net loss from continuing operations of $40 million or $0.09 per share (basic and diluted) in the prior year, which included a $55 million after-tax gain on the sale of our concert operations.

A net loss of $369 million or $0.84 per basic share and $0.83 per diluted share was incurred in the quarter, which included a $390 million non-cash after-tax charge as a result of a cumulative effect of a change in accounting principle related to film accounting. The prior year net loss of $124 million or $0.29 per share (basic and diluted) included an $84 million non-cash after-tax charge as a result of a cumulative effect of a change in accounting principle related to start-up activities.

BUSINESS SEGMENT RESULTS

MUSIC

                                                                Quarter Ended September 30,
U.S. dollars in millions                                        2000                   1999
------------------------                                        ----                   ----

REVENUES                                                     $ 1,378                $ 1,412

OPERATING INCOME (LOSS)                                      $    23                $    (4)

Equity earnings (losses) from unconsolidated companies       $    (3)               $     3

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
     Consolidated companies                                  $ 1,378                $ 1,412
     Unconsolidated companies                                      5                     27
                                                             -------                -------
                                                             $ 1,383                $ 1,439
                                                             =======                =======

EBITDA
     Consolidated companies                                  $   210                $   185
     Unconsolidated companies                                     (2)                     3
                                                             -------                -------
                                                                 208                    188
     Adjustment for unconsolidated companies                       2                     (3)
     Depreciation and amortization                              (187)                  (189)
                                                             -------                -------
OPERATING INCOME (LOSS)                                      $    23                $    (4)
                                                             =======                =======

CONSOLIDATED OPERATIONS
Revenues declined two percent in the quarter primarily due to the sale of our concert operations in the first quarter of last year and the impact of unfavorable foreign exchange. Excluding the impact of these items, revenues would have increased six percent. Of the $1,378 million total revenues, 49 percent were generated in North America, the European and African markets accounted for 34 percent, Asia Pacific contributed 13 percent and Latin America generated the remaining four percent. Operating income of $23 million was earned in the quarter compared with an operating loss of $4 million in the prior year and EBITDA increased 14 percent (21 percent on a constant U.S. dollar basis). The improvements in operating income and EBITDA reflect higher volumes in North America, strong performances in the United Kingdom and Japan and worldwide cost savings achieved from the integration of PolyGram, partially offset by investments in our e-business initiatives. We continue to hold strong chart positions in all music genres and major markets, including the United States, United Kingdom, France, Germany and Brazil. Internationally, we continue to maintain a strong local repertoire presence. Major album sales in the quarter included those by Eminem, Nelly, 98 Degrees, Bon Jovi and the compilation Now That's What I Call Music, among others.

UNCONSOLIDATED OPERATIONS
In the current quarter, unconsolidated companies principally include our e-business initiatives. In the prior year quarter, the unconsolidated companies also included certain concert operations that were sold in September 1999.


FILMED ENTERTAINMENT

                                                         Quarter Ended September 30,
U.S. dollars in millions                                  2000                 1999
------------------------                                  ----                 ----

REVENUES                                               $   787              $   873

OPERATING LOSS                                         $    (1)             $   (59)

Equity earnings from unconsolidated companies          $    29              $    63

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
     Consolidated companies                            $   787              $   873
     Unconsolidated companies                              497                  441
                                                       -------              -------
                                                       $ 1,284              $ 1,314
                                                       =======              =======
EBITDA
     Consolidated companies                            $    23              $   (38)
     Unconsolidated companies                               99                   97
                                                       -------              -------
                                                           122                   59
     Adjustment for unconsolidated companies               (99)                 (97)
     Depreciation and amortization                         (24)                 (21)
                                                       -------              -------
OPERATING LOSS                                         $    (1)             $   (59)
                                                       =======              =======

CONSOLIDATED OPERATIONS
Revenues decreased 10 percent in the quarter primarily due to lower motion picture revenues compared to the prior year, which included significant revenues from the worldwide theatrical release of Notting Hill and the international theatrical and domestic DVD/video release of The Mummy. EBITDA improved $61 million and the operating loss of $1 million was a $58 million improvement over the prior year. These results are primarily due to the solid performance of the motion picture business, which returned a positive contribution this quarter. The strong domestic box office performance of Nutty Professor II: the Klumps and Bring it On, combined with the successful foreign theatrical release of Gladiator and strong DVD and video sales of The Hurricane, Erin Brockovich and Jaws Anniversary Collector's Edition, resulted in improved earnings. In the prior year, positive contribution from Notting Hill and The Mummy was more than offset by the performance of Mystery Men, For Love of The Game and Dudley Do Right. Additionally, programs designed to manage production, marketing, participation and overhead and development costs have led to improved filmed entertainment results. Included in EBITDA and operating income are the costs of our continued investment in the international network business, where the creation of new digital delivery technologies in many markets have created significant growth opportunities. International television networks not only provide a dual revenue stream from advertising and subscription but also provide a captive outlet for our extensive film and television libraries and new content.

UNCONSOLIDATED OPERATIONS
Unconsolidated companies principally include USANi LLC, Loews Cineplex Entertainment Corporation, United Cinemas International Multiplex B.V. and Cinema International Corporation. Revenues from unconsolidated companies increased 13 percent in the quarter and EBITDA increased two percent, primarily reflecting improved operating results at USANi LLC offset by disappointing results at Loews Cineplex. Equity earnings from unconsolidated companies declined over 50 percent due to a current quarter charge by Loews Cineplex related to the planned closure of under-performing theatres and a non-recurring gain reported by USANi on the sale of securities in the prior year.

Loews is currently working with participants of their capital structure to identify and implement a financial plan addressing negative liquidity issues they are facing as a result of motion picture exhibition industry-wide pressures. If a consensual solution cannot be achieved, Loews faces the prospect of a restructuring under one of several options, which could, under certain circumstances, impact our valuation of this investment.

RECREATION AND OTHER


                                                         Quarter Ended September 30,
U.S. dollars in millions                                 2000                   1999
------------------------                                 ----                   ----

REVENUES                                                $ 230                  $ 209

OPERATING INCOME                                        $  30                  $  24

Equity losses from unconsolidated companies             $  (5)                 $  (1)

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
     Consolidated companies                             $ 230                  $ 209
     Unconsolidated companies                             146                    139
                                                        -----                  -----
                                                        $ 376                  $ 348
                                                        =====                  =====
EBITDA
     Consolidated companies                             $  56                  $  49
     Unconsolidated companies                              46                     40
                                                        -----                  -----
                                                          102                     89
     Adjustment for unconsolidated companies              (46)                   (40)
     Depreciation and amortization                        (26)                   (25)
                                                        -----                  -----
OPERATING INCOME                                        $  30                  $  24
                                                        =====                  =====


CONSOLIDATED OPERATIONS
Revenues increased 10 percent, EBITDA increased 14 percent and operating income increased 25 percent in the quarter. These improvements primarily reflect growth at Universal City Hollywood resulting from the expansion of CityWalk and a six percent increase in paid attendance, combined with fee income associated with milestones in the construction of Universal Japan, partially offset by higher marketing and operating expenses and lower corporate sponsorship revenues.

UNCONSOLIDATED OPERATIONS
Unconsolidated companies principally include Universal Orlando, Universal Studios Japan, Universal Studios Port Aventura and SEGA GameWorks. Revenues from unconsolidated companies increased five percent and EBITDA increased 15 percent primarily reflecting growth at Universal Orlando. At Universal Orlando, EBITDA increased 13 percent driven by a four percent increase in paid attendance, lower marketing costs and a full quarter of results of the Portofino Bay Hotel (a Loews hotel), which opened in September 1999. Equity earnings from unconsolidated companies declined from a loss of $1 million in the first quarter of last year to a loss of $5 million this year.

SPIRITS AND WINE

                                                         Quarter Ended September 30,
U.S. dollars in millions                                 2000                  1999
------------------------                                 ----                  ----

REVENUES                                              $ 1,144               $ 1,149

OPERATING INCOME                                      $   147               $   125

Equity losses from unconsolidated companies           $    (1)              $  --

SUPPLEMENTAL FINANCIAL DATA:
REVENUES
     Consolidated companies                           $ 1,144               $ 1,149
     Unconsolidated companies                              34                    32
                                                      -------               -------
                                                      $ 1,178               $ 1,181
                                                      =======               =======
EBITDA
     Consolidated companies                           $   177               $   156
     Unconsolidated companies                               1                     2
                                                      -------               -------
                                                          178                   158
     Adjustment for unconsolidated companies               (1)                   (2)
     Depreciation and amortization                        (30)                  (31)
                                                      -------               -------
OPERATING INCOME                                      $   147               $   125
                                                      =======               =======


CONSOLIDATED OPERATIONS
Revenues declined less than one percent in the quarter primarily due to the impact of unfavorable foreign exchange and divested operations. On a constant U.S. dollar basis and excluding divested operations, revenues would have increased five percent. EBITDA increased 13 percent (15 percent on a constant U.S. dollar basis) and operating income increased 18 percent (26 percent on a constant U.S. dollar basis). The improved results were driven by continued momentum in the global spirits and wine business with growth across all regions, improved product mix and reduced overheads. In North America the continued strong performance of key brands, including Captain Morgan and ABSOLUT VODKA (owned by V&S Vin & Sprit AB), contributed to the growth. Europe benefited from growth of Cacique and 100 Pipers in Spain and Chivas Regal and Martell territory wide. The continued economic recovery in Asia, specifically Korea and Greater China, facilitated improvement in that region. In Latin America, growth was driven by volume/margin improvements in Central America coupled with a strong start for Don Julio, partially offset by weakness in Argentina and Mexico. Of the $1,144 million total spirits and wine revenues, 51 percent were generated in North America, the European and African markets accounted for 25 percent, Asia Pacific contributed 16 percent and Latin America generated the remaining eight percent. Total spirits and wine case volumes, including unconsolidated companies, decreased three percent in the quarter largely due to lower bulk whiskey sales and the impact of divested operations. However, volumes of several key brands increased year-on-year. Globally, volumes for Captain Morgan, Chivas Regal, Martell and ABSOLUT VODKA increased 20, 17, 16 and seven percent, respectively. Case volumes of Crown Royal declined nine percent primarily due to a pre-price increase buy-in last year.

In the quarter, cost of goods sold as a percentage of revenues decreased to 52.6 percent from 54.7 percent in the prior year quarter primarily due to improved mix (consistent with our premium brand strategy). Selling, general and administrative expenses as a percentage of revenues increased to 34.6 percent from 33.3 percent partially due to the significant increase in brand expense. On a constant U.S. dollar basis, both global marketing expense and brand equity build increased in excess of 30 percent in the quarter as we continued to invest for future growth by supporting our brands in key markets.

UNCONSOLIDATED OPERATIONS
There is only one spirits and wine unconsolidated company, Kirin-Seagram Limited in Japan. The results of Kirin-Seagram are comparable year-on-year.


OTHER INCOME, EXPENSES AND TAXES

Corporate expenses were $25 million for the quarter, double that of the prior year, primarily due to the change in the market value of the Company's shares which impacts certain stock-based compensation. Interest, net and other expense remained essentially unchanged at $160 million. Our quarterly tax provision is calculated based on an annual effective tax rate, excluding the impact of certain transactions that occurred during the period. Our effective annual rate is expected to approximate 35 percent, excluding the impact of non-deductible amortization associated with our acquisitions.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the quarter we recorded an $390 million non-cash after-tax charge related to the cumulative effect of a change in accounting principle. The change relates to film accounting whereby advertising costs for theatrical and television product be expensed as incurred and certain abandoned project costs, which were previously capitalized as film costs, be expensed on an accelerated basis. The charge reduced the carrying value of film inventory.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

Financial Position -- Current assets of $7.1 billion at September 30, 2000 were $534 million lower than at June 30, 2000, primarily due to a reduction in cash and cash equivalents. Current liabilities decreased $303 million to $6.4 billion at September 30, 2000, primarily due to payments of participation rights. Shareholders' equity was $11.6 billion at September 30, 2000, $592 million below June 30, 2000. Our total long- and short-term debt, net of cash and short-term investments, increased to $7.3 billion at September 30, 2000 from $6.6 billion at June 30, 2000. Our ratio of net debt to total capitalization (including minority interest) increased to 34 percent from 32 percent at June 30, 2000.

Cash Flows from Operating Activities -- Net cash used for operating activities totaled $135 million in the quarter, an increase of $173 million from the first quarter of fiscal 2000. Contributing to this unfavorable variance were higher working capital requirements partially offset by an increase in income from continuing operations.

Cash Flows from Investing Activities -- Net cash used for investing activities was $238 million in the quarter comprised of capital expenditures of $66 million and other investments of $172 million. The capital expenditures by business segment were music $31 million, filmed entertainment $13 million, recreation and other $8 million and spirits and wine $14 million. In the first quarter of fiscal 2000, the net cash provided by investing activities was $93 million comprised of $310 million proceeds from the sale of our Champagne operations, $190 million proceeds from the sale of Universal Concerts Inc., partially offset by an additional $242 million investment in USANi LLC, capital expenditures of $120 million and other investments of $45 million. The capital expenditures by business segment were music $52 million, filmed entertainment $19 million, recreation and other $14 million, and spirits and wine $35 million.

Cash Flows from Financing Activities -- Financing activities in the quarter used $206 million. A $51 million repayment of long-term debt, dividend payments of $73 million and a $114 million decrease in other financing activities were partially offset by a $4 million issuance of long-term debt and a $28 million issuance of shares upon exercise of stock options and conversion of LYONs. In the first quarter of fiscal 2000, financing activities used $244 million primarily due to a $273 million decrease in short-term borrowings, a $4 million repayment of long-term debt and dividend payments of $72 million, partially offset by a $75 million supplemental issuance of Adjustable Conversion-rate Equity Security Units and a $30 million issuance of shares upon exercise of stock options and conversion of LYONs.

Working Capital -- Our working capital position is reinforced by available credit facilities of approximately $5.5 billion. These facilities are used to support our commercial paper borrowings and are available for general corporate purposes. We believe our access to external capital resources together with internally generated liquidity will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility.

International Exchange -- We employ a variance/covariance approach in our calculation of Value at Risk (VaR), which measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period. The VaR, which is the potential loss in fair value, attributable to those interest rate sensitive exposures associated with our exposure to interest rates at September 30, 2000 was $24 million. This exposure is primarily related to long-term debt with fixed interest rates. The VaR, which is the potential loss in earnings associated with our exposure to foreign exchange rates, primarily to hedge cash flow exposures denominated in foreign currencies, was $6 million at September 30, 2000. These exposures include intercompany trade accounts, service fees, intercompany loans and third party debt. We are subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the Company's VaR calculation.

In connection with the proposed strategic business combination among Seagram, Vivendi and Canal+, Seagram and JES intend to tender for all of their outstanding public debt securities which would otherwise mature between April 2001 and December 2028. The debt securities, including the subordinated deferrable notes which are part of the Adjustable Conversion-rate Equity Security Units (ACES) issued by JES and Seagram, have an aggregate principal amount of approximately U.S.$7.175 billion. Seagram and JES commenced tender offers on October 31, 2000 for all of the debt securities, except for the tender offers for JES's Senior Quarterly Income Debt Securities and the subordinated deferrable notes which are part of the ACES units, which are expected to be commenced at a later date. Seagram and JES anticipate that the tender offers already commenced, which relate to approximately U.S.$5.6 billion principal amount of debt securities, will close several business days after completion of the merger transactions. Consummation of these tender offers is conditioned upon, among other things, completion of the merger transactions and receipt of consents required to adopt proposed amendments to the debt securities and the indentures pursuant to which they were issued. We understand that Vivendi is arranging certain bridge financing facilities with various financial institutions to provide funding to Seagram and JES for the tender offers and consent solicitations. We understand that Vivendi intends to repay amounts drawn under these bridge financing facilities from the proceeds of the sale of the spirits and wine business.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that are "forward-looking statements," in that they include statements regarding the intent, belief or current expectations of our management with respect to our future operating performance. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements that express forecasts, expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and products, anticipated music or motion picture releases, internet or theme park projects, Y2K remediation efforts and anticipated cost savings or synergies are forward-looking statements within the meaning of the Act. Such forward-looking statements are not guarantees of future performance. Actual results may differ materially from our forward-looking statements as a result of certain risks and uncertainties, many of which are outside of our control, including but not limited to:

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

(a)      Exhibits

         The Exhibit Index filed with this Form 10-Q is on page 22.

(b)      Current Reports on Form 8-K

     1. A Current Report on Form 8-K dated August 17, 2000 was filed to report under Item 5 and file under Item 7 Seagram's consolidated financial statements for the fiscal year ended June 30, 2000 together with management's discussion and analysis of financial condition and results of operations.

     2. A Current Report on Form 8-K dated October 31, 2000 was filed to report under Item 5 and file under Item 7 a press release announcing the commencement of cash tender offers and consent solicitations by Seagram and Joseph E. Seagram & Sons, Inc. for certain of their outstanding debt securities.

     3. A Current Report on Form 8-K dated November 1, 2000 was filed to report under Item 5 and file under Item 7 a press release announcing Seagram's earnings for the first quarter of fiscal 2001.

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



                                            THE SEAGRAM COMPANY LTD.
                                            ------------------------
                                                  (Registrant)




                                            By:  /s/ Frank Mergenthaler
                                               -------------------------------
                                            Frank Mergenthaler
                                            Senior Vice President of Finance
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)





Dated:  November 13, 2000

                                  EXHIBIT INDEX



Exhibit
Number       Description of Exhibit
------       ----------------------


12 (a)       Computation of Ratio of Earnings to Fixed Charges
                 - The Seagram Company Ltd.


12 (b)       Computation of Ratio of Earnings to Fixed Charges
                 - Joseph E. Seagram & Sons, Inc.


27           Financial Data Schedule